Form 10-Q
period 1998-03-31
ZD INC
filed 1998-06-12
CIK 1055131

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(Mark one)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

  For the transition period from       to      .

                         COMMISSION FILE NUMBER 1-9676

                                ZIFF-DAVIS INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 13-3987754
    (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

    ONE PARK AVENUE, NEW YORK, NY                         10016
   (ADDRESS OF PRINCIPAL EXECUTIVE                     (ZIP CODE)
              OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (212) 503-3500

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

  As of June 11, 1998, there were 100,000,000 shares of the registrant's voting common shares, par value $0.01 per share, issued and outstanding of which 27,850,000 shares are held by the public.

                                ZIFF DAVIS INC.

                               INDEX TO FORM 10-Q

                                                                        PAGE(S)
                                                                        -------
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Combined Balance Sheets as of March 31, 1998 (Unaudited) and December
 31, 1997.............................................................      1
Combined Statements of Operations (Unaudited) Three Months Ended March
 31, 1998 and 1997....................................................      2
Combined Statements of Cash Flows (Unaudited) Three Months Ended March
 31, 1998 and 1997....................................................      3
Combined Statements of Changes in Stockholder's Equity (Unaudited)
 Three Months Ended
 March 31, 1998.......................................................      4
Notes to Combined Financial Statements (Unaudited)....................    5-6
Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations............................................   7-10
Item 3. Quantitative and Qualitative Disclosures about Market Risk....     11
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.............................................     11
Item 2. Changes in Securities.........................................     11
Item 3. Defaults Upon Service Securities..............................     11
Item 4. Submission of Matters to a Vote of Security Holders...........     11
Item 5. Other Information.............................................     11
Item 6. Exhibits and Reports on Form 8-K..............................     11
SIGNATURES............................................................     12

                         PART I--FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                     ZD INC. AND ZD COMDEX AND FORUMS INC.

                            COMBINED BALANCE SHEETS
               (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                        MARCH 31,   DECEMBER 31,
                        ASSETS                            1998          1997
                        ------                         -----------  ------------
                                                       (UNAUDITED)
Current assets:
  Cash and cash equivalents........................... $   36,271    $   30,301
  Accounts receivable, net............................    204,582       221,310
  Inventories.........................................     19,229        17,853
  Prepaid expenses and other current assets...........     38,370        37,900
  Due from affiliates.................................    138,885       131,290
  Deferred taxes......................................     72,602         8,794
                                                       ----------    ----------
    Total current assets..............................    509,939       447,448
Property and equipment, net...........................     51,500        53,536
Intangible assets, net................................  3,001,347     3,030,333
Other assets..........................................     16,707        15,329
                                                       ----------    ----------
    Total assets...................................... $3,579,493    $3,546,646
                                                       ==========    ==========
         LIABILITIES AND STOCKHOLDER'S EQUITY
Accounts payable...................................... $   48,177    $   55,468
Accrued expenses......................................     70,550        80,094
Unearned income, net..................................    194,478       154,682
Due to affiliates.....................................    444,418       398,332
Current portion of notes payable to affiliates........    126,563       125,790
Other current liabilities.............................     15,705         4,222
                                                       ----------    ----------
    Total current liabilities.........................    899,891       818,588
Notes payable to affiliates...........................  2,365,788     2,408,240
Deferred taxes........................................    180,117       180,117
Other liabilities.....................................     11,988        13,571
                                                       ----------    ----------
    Total liabilities.................................  3,457,784     3,420,516
                                                       ----------    ----------
Stockholder's equity:
  Common stock, par value $.01; 1,000 shares
   authorized; 200 shares issued and outstanding......        --            --
  Additional paid-in capital..........................    248,608       248,330
  Accumulated deficit.................................   (124,550)     (119,429)
  Deferred compensation...............................       (933)         (996)
  Cumulative translation adjustment...................     (1,416)       (1,775)
                                                       ----------    ----------
    Total stockholder's equity........................    121,709       126,130
                                                       ----------    ----------
    Total liabilities and stockholder's equity........ $3,579,493    $3,546,646
                                                       ==========    ==========

                   See notes to Combined Financial Statements

                     ZD INC. AND ZD COMDEX AND FORUMS INC.

                       COMBINED STATEMENTS OF OPERATIONS
                           (UNAUDITED--IN THOUSANDS)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         --------------------
                                                           1998       1997
                                                         ---------  ---------
Revenue, net:
  Publishing............................................ $ 200,933  $ 209,564
  Events................................................    27,121     15,321
                                                         ---------  ---------
                                                           228,054    224,885
                                                         ---------  ---------
Cost of production:
  Publishing............................................    53,581     54,990
  Events................................................    16,729      6,536
                                                         ---------  ---------
                                                            70,310     61,526
                                                         ---------  ---------
Selling, general and administrative expenses............   144,239    139,980
Depreciation and amortization of property and equip-
 ment...................................................     7,029      7,894
Amortization of intangible assets.......................    30,446     31,072
                                                         ---------  ---------
  Loss from operations..................................   (23,970)   (15,587)
Related party interest expense, net.....................   (45,939)   (46,713)
Other non-operating income, net.........................     1,622      2,155
                                                         ---------  ---------
Loss before income taxes................................   (68,287)   (60,145)
Income tax benefit......................................   (63,166)      (328)
                                                         ---------  ---------
  Net loss.............................................. $  (5,121) $ (59,817)
                                                         =========  =========


                   See notes to Combined Financial Statements

                     ZD INC. AND ZD COMDEX AND FORUMS INC.

                       COMBINED STATEMENTS OF CASH FLOWS
                           (UNAUDITED--IN THOUSANDS)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          --------------------
                                                            1998       1997
                                                          ---------  ---------
Cash flows from operating activities:
  Net loss............................................... $  (5,121) $ (59,817)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
    Depreciation and amortization........................    37,475     38,966
    Income from equity investments.......................    (1,385)    (1,055)
    Deferred tax benefit.................................   (63,166)      (328)
    Provision for bad debts, returns and cancellations...     3,218      3,255
    Compensation earned on restricted stock..............        63        270
  Changes in operating assets and liabilities:
    Accounts receivable..................................    13,510      7,800
    Inventories..........................................    (1,376)      (337)
    Accounts payable and accrued expenses................   (16,835)   (23,523)
    Unearned income......................................    39,796     58,552
    Due to/from affiliates and management................    18,114    (11,501)
    Other, net...........................................     8,933      4,936
                                                          ---------  ---------
Net cash provided by operating activities................    33,226     17,218
                                                          ---------  ---------
Cash flows from investing activities:
  Capital expenditures...................................    (5,115)    (5,263)
  Investment in joint ventures...........................    (1,117)       --
  Acquisitions, net of cash acquired.....................       --      (2,998)
                                                          ---------  ---------
Net cash used by investing activities....................    (6,232)    (8,261)
                                                          ---------  ---------
Cash flows from financing activities:
  Advances from parent company...........................    20,377        --
  Principal payments on notes payable to affiliates......   (41,679)
  Contributed capital....................................       278        --
                                                          ---------  ---------
Net cash provided by financing activities................   (21,024)       --
                                                          ---------  ---------
Increase in cash and cash equivalents ...................     5,970      8,957
Cash and cash equivalents, beginning of period...........    30,301     29,915
                                                          ---------  ---------
Cash and cash equivalents, end of period................. $  36,271  $  38,872
                                                          =========  =========
Supplemental cash flow information:
  Cash paid for income taxes............................. $     642  $     --
  Cash paid to related parties for interest.............. $  42,679  $  37,804

                   See notes to Combined Financial Statements

                     ZD INC. AND ZD COMDEX AND FORUMS INC.

             COMBINED STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY
                    (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                                       ZD COMDEX AND
                            ZD INC.     FORUMS INC.  ADDITIONAL RETAINED                CUMULATIVE      TOTAL
                         ------------- -------------  PAID-IN   EARNINGS     DEFERRED   TRANSLATION STOCKHOLDER'S
                         SHARES AMOUNT SHARES AMOUNT  CAPITAL   (DEFICIT)  COMPENSATION ADJUSTMENT     EQUITY
                         ------ ------ ------ ------ ---------- ---------  ------------ ----------- -------------
Balance at December 31,
 1997...................  100   $ --    100   $ --    $248,330  $(119,429)    $(996)      $(1,775)    $126,130
Capital contribution
 from Softbank and
 affiliates.............                                   278                                             278
Net loss................                                           (5,121)                              (5,121)
Compensation earned on
 restricted stock.......                                                         63                         63
Foreign currency
 translation
 adjustment.............                                                                      359          359
                          ---   -----   ---   -----   --------  ---------     -----       -------     --------
Balance at March 31,
 1998 (unaudited).......  100   $ --    100   $ --    $248,608  $(124,550)    $(933)      $(1,416)    $121,709
                          ===   =====   ===   =====   ========  =========     =====       =======     ========


                   See notes to Combined Financial Statements

                     ZD INC. AND ZD COMDEX AND FORUMS INC.

               NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

1. BASIS OF PRESENTATION

  Ziff Davis Inc. had no operations prior to the reorganization and completion of its initial public offering on May 4, 1998, discussed in Note 2 below. Accordingly, the financial information presented is the combined financial statements including the accounts of ZD Inc. (formerly Ziff-Davis Inc.) and ZD COMDEX and Forums Inc. ("ZDCF") and their subsidiaries (the "Companies"). Prior to the reorganization ZD Inc. and ZDCF were wholly-owned indirect subsidiaries of SOFTBANK Corp. ("Softbank"), a Japanese corporation which, directly or through affiliates, is approximately 50.1% owned by MAC Inc. ("MAC"), also a Japanese corporation. The financial statements do not reflect the reorganization and initial public offering as such transactions occurred after the balance sheet date.

  The accompanying unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the combined financial position of the Companies at March 31, 1998 and the results of their combined operations and cash flows for the three months ended March 31, 1998 and 1997 have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

  Prior to the reorganization and the initial public offering, the Companies were capitalized with only a minimal number of common shares; consequently, historical earnings per share has not been presented since management believes such information is not relevant.

  For further information, refer to the Companies' combined financial statements and notes thereto for the year ended December 31, 1997, included in Ziff-Davis Inc.'s Registration Statement on Form S-1. (File no. 333-46493 dated April 28, 1998)

2. THE REORGANIZATION AND INITIAL PUBLIC OFFERING

  On May 4, 1998, Softbank, through its wholly-owned subsidiary SOFTBANK Holdings, Inc. ("SBH"), completed a reorganization whereby the common stock of ZD Inc. and ZDCF were contributed to Ziff-Davis Inc. in exchange for 73,619,355 common shares. Concurrently with the reorganization, Ziff-Davis Inc. completed an initial public offering of 25,800,000 shares at an initial public offering price of $15.50 per share, issued $250,000 of 8 1/2% Subordinated Notes due 2008, entered into a $1,350,000 credit facility with a group of banks under which $1,250,000 was borrowed and converted $884,882 of intercompany indebtedness into equity. In addition, the Ziff-Davis Inc. received approximately $9,100 of fixed assets from Kingston Technology Company ("Kingston") in exchange for 580,645 shares of Ziff-Davis Inc.'s common stock. These assets will be subsequently leased back to Kingston. Total shares of common stock issued to Softbank and its affiliates were 74,200,000. The transactions described above are hereafter referred to as the "Reorganization". For a more complete description of the Reorganization refer to the Ziff-Davis Inc.'s Registration Statement on Form S-1. (File no. 333-46493 dated April 28, 1998)

  Net proceeds from the initial public offering and funding transactions in the Reorganization of $1,898,985 were used to complete the purchase of certain assets from MAC for $370,000 and repay intercompany indebtedness.

  The acquisitions from MAC described above have been accounted for in a manner similar to a pooling of interests as all entities involved are under common control. Refer to Note 1 in the Companies' December 31, 1997 combined financial statements.

                     ZD INC. AND ZD COMDEX AND FORUMS INC.

              (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

3. INCOME TAXES

  Income taxes are provided at the projected annual effective tax rate. Ziff-Davis Inc.'s anticipated effective tax rate is greater than the statutory rate due to certain items which are not deductible for income tax purposes, primarily losses generated by the MAC assets prior to their purchase by Ziff-Davis Inc. and non-deductible goodwill amortization. The tax benefit recorded for the three months ended March 31, 1998 has been reflected as a current deferred tax asset as it is anticipated such benefit will reverse in future quarters when Ziff-Davis Inc. generates taxable income.

4. COMMITMENTS AND CONTINGENCIES

OVER-ALLOTMENT OPTION

  In conjunction with the initial public offering, Ziff-Davis Inc.'s U.S. underwriters were granted an option to purchase additional shares of common stock at the initial public offering price. On May 28, 1998, the underwriters purchased 2,000,000 shares pursuant to the option, which shares Ziff-Davis Inc. purchased from SBH for issuance to the underwriters in settlement of the option.

GUARANTEE OF SOFTBANK'S U.S. DEBT

  Prior to the Reorganization, the Companies, along with certain other Softbank affiliates, were guarantors under a Softbank credit facility. Concurrently with the Reorganization, the Companies were removed as guarantors.

LEGAL PROCEEDINGS

  Ziff-Davis Inc. is subject to various claims and legal proceedings arising in the normal course of business. Management believes that the ultimate liability, if any, in the aggregate will not be material to the combined balance sheet, future operations or cash flow.

5. PRO FORMA FINANCIAL INFORMATION

  The following summary pro forma information has been prepared as if the Reorganization, described in Note 2 above, had been consummated on January 1, 1998. The pro forma adjustments include a $15,657 reduction in interest expense due to the new capital structure, a $500 increase in depreciation related to the assets acquired from Kingston, a $500 reduction of selling, general and administrative expenses to reflect income from leasing such fixed assets back to Kingston and the tax effect of these adjustments.

                                                                  THREE MONTHS
                                                                     ENDED
                                                                 MARCH 31, 1998
                                                                 --------------
   Revenue, net.................................................  $    228,054
   Depreciation and amortization................................        37,975
   Loss from operations.........................................       (23,970)
   Interest expense, net........................................       (30,282)
   Loss before income taxes.....................................       (52,630)
   Income tax benefit...........................................       (47,820)
   Net loss.....................................................        (4,810)
   Basic loss per share.........................................  $      (0.05)
   Weighted average common shares outstanding...................   100,000,000

  Basic loss per share is presented as if the common stock issued in conjunction with the initial public offering was outstanding beginning January 1, 1998 because management believes that such information is meaningful to investors.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Ziff-Davis Inc. (the "Company") operates in two business segments: (i) publishing and (ii) events. The Company believes it is the world's preeminent media and marketing company focused on computing and Internet-related technology. Its principal publishing platforms are print publishing, online content, market research and education. The Company's principal sources of revenue are the sale of advertising and exhibit space. No single customer accounts for more than 3% of the Company's annual revenue.

  The Company's revenue and profitability are influenced by a number of external factors, including the volume of new technology product introductions, the amount and allocation of marketing expenditures by the Company's clients, the extent to which sellers elect to advertise using print and online media or participate in industry events, and competition among computer technology marketers. Accordingly, the Company may experience fluctuations in revenue from period to period.

  Historically, the Company's business has been seasonal as a significant portion of the events segment revenue has been earned in the second and fourth quarters. In addition, the Company's publishing segment has generated higher revenue in the second and fourth quarters.

REORGANIZATION AND INITIAL PUBLIC OFFERING

  On May 4, 1998, SOFTBANK Corp. ("Softbank"), a Japanese corporation completed a reorganization whereby the common stock of ZD Inc. and ZD COMDEX and Forums Inc. ("ZDCF") were contributed to the Company by SOFTBANK Holdings, Inc. ("SBH"), a wholly-owned subsidiary of Softbank, in exchange for 73,619,355 common shares. Concurrently with the reorganization, the Company completed an initial public offering of 25,800,000 shares at an initial public offering price of $15.50 per share, issued $250 million of 8 1/2% Subordinated Notes due 2008, entered into a $1.35 billion credit facility with a group of banks under which $1.25 billion was borrowed and converted $884.9 million of intercompany indebtedness into equity. In addition, the Company received approximately $9.1 million of fixed assets from SOFTBANK Kingston Inc. ("Kingston") in exchange for 580,645 shares of the Company. Total shares of common stock issued to Softbank and its affiliates were 74,200,000. The transactions described above are hereafter referred to as the "Reorganization". For a more complete description of the Reorganization, refer to the Company's Registration Statement on Form S-1. (File no. 333-46493 dated April 28, 1998)

  Net proceeds of approximately $1.9 billion from the initial public offering and funding transactions in the Reorganization were used to complete the purchase of certain assets from MAC Inc. ("MAC") for $370.0 million (the "MAC Assets") and repay intercompany indebtedness. MAC is a Japanese corporation which owns 50.1% of Softbank.

  On May 14, 1998, Kingston sold 50,000 shares of the Company's common stock to an unrelated third party. On May 28, 1998, the Company's U.S. underwriters exercised their option to purchase 2.0 million additional shares of common stock to cover over allotments. The Company purchased the additional shares from SBH resulting in no change to the total number of shares outstanding. The public now holds 27.85 million or 27.85% of the Company's shares.

PRESENTATION OF FINANCIAL INFORMATION

  The Company had no operations prior to the reorganization and initial public offering. Accordingly, the financial information presented is the combined financial statements of ZD Inc. and ZDCF.

  The acquisition of the MAC Assets described above has been accounted for in a manner similar to a pooling of interests as all entities involved are under common control. Refer to Note 1 in the December 31, 1997 Combined Financial Statements included in the Company's Registration Statement on Form S-1 (File no. 333-46493 dated April 28, 1998).

  As a result of the reorganization and the initial public offering, the Company significantly increased the number of common shares outstanding. Consequently, management believes that presenting historical earnings per share is not relevant.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)

 Revenue

  Revenue for the first quarter of 1998 was $228.1 million compared to $224.9 million for the first quarter of 1997, an increase of $3.2 million or 1.4%.

  Excluding the impact of transferring certain publications to a joint venture, publishing segment revenue improved $4.1 million or 2.1%. The increase was due to growth in advertising in the Internet business (principally ZDNet) and consumer publications partly offset by lower advertising in business publications. Advertising revenue was lower in the business publications principally due to factors affecting the computer technology industry during the period including slowing demand for computer products, fewer new product launches, pricing pressures, vendor market share shifts and excess PC inventories in distribution channels. In October 1997, the Company transferred its Macuser and MacWeek magazines to form a 50/50 joint venture (Mac Publishing LLC) with another publishing company. These publications contributed $12.8 million of revenue in the first quarter of 1997 but are no longer consolidated in the Company's results for 1998.

  Revenue from the events segment rose $11.8 million or 77%, primarily as a result of earlier production of two events, Seybold and JavaOne, as compared to the prior year. Excluding timing effects, events segment revenue increased $2.0 million or 7.8% principally from growth in these two events.

 Selling, general and administrative

  Selling, general and administrative expenses were $144.2 million for the 1998 quarter compared to $140.0 million in the 1997 quarter, an increase of $4.2 million or 3.0%. Included in the 1998 quarter were $3.2 million of one-time costs for office relocations. Excluding such one-time costs, recurring expenses increased less than 1.0%.

 Depreciation and amortization

  Total depreciation and amortization expense was $37.5 million for the 1998 period compared to $39.0 million in the 1997 quarter, a decrease of $1.5 million or 3.8%. The decline was the result of certain assets being fully depreciated or amortized in 1997.

 Interest expense, net

  Net interest expense declined to $45.9 million from $46.7 million. The reduction was attributed to a lower level of debt outstanding due to principal repayments.

 Other non-operating income, net

  Other non-operating income primarily reflects the Company's equity share of earnings and losses from joint ventures and fees earned from management of events not produced by the Company. Income of $1.6 million for the 1998 quarter decreased $0.5 million compared to the $2.1 million earned in 1997. The decline was due to a revised royalty and fee arrangement for the events business in Japan in 1998 based on the profits of the events rather than a fixed monthly management fee as in 1997. The decline was partly offset by the Company's share of earnings from Mac Publishing LLC.

 Income taxes

  The Company's taxable income for 1998 will be significantly greater than the pre-tax income reported in its financial statements. The difference results from certain items which are non-deductible for income taxes, primarily losses generated by the MAC Assets prior to their purchase by the Company and non-deductible goodwill amortization expense. Consequently, the Company's effective tax rate for the year will be significantly in excess of the statutory rates. In accordance with generally accepted accounting principles, the Company records income taxes on a quarterly basis at the estimated annual effective tax rate. As a result, the Company will record a tax benefit in quarters where there are pre-tax losses and a provision in quarters where there is pre-tax income.

  The combined income tax benefit was $63.2 million for the first quarter of 1998 compared to a benefit of $0.3 million recorded in the first quarter of 1997. The increase was due primarily to a higher projected annual effective tax rate for 1998 as compared 1997. The tax benefit recorded for the three months ended March 31, 1998 has been reflected as a current deferred tax asset as it is anticipated such benefit will reverse in future quarters when the Company generates taxable income.

 Net loss

  As a result of the changes described above, the net loss for the first quarter of 1998 was $5.1 million compared to a net loss of $59.8 million for the first quarter of 1997.

 EBITDA

  EBITDA is defined as income before provision for income taxes, interest expense, depreciation and amortization. EBITDA is not intended to represent cash flows from operations and should not be considered an alternative to net income as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the publishing and media industries.

  EBITDA for the first quarter of 1998 was $15.1 million compared to $25.5 million for the first quarter in 1997. Excluding the impact from the timing of events, results were unfavorable compared to last year primarily due to the lower level of advertising in the higher margin business publications. In addition, during the first quarter of 1998 the Company recorded $3.2 million of one-time costs for office relocations and incurred $1.4 million of losses from launching new publications.

LIQUIDITY AND CAPITAL RESOURCES

  Historically, the Company's financing requirements have been funded through intercompany loans and advances. As previously discussed, the Company's capital structure has been significantly changed through the Reorganization.

  Cash and cash equivalents were $36.3 million at March 31, 1998, an increase of $6.0 million from the $30.3 million at December 31, 1997. The increase was due to the factors described below:

  Cash provided by operations was $33.2 million for the three months ended March 31, 1998 compared to $17.2 million for the 1997 first quarter. The improvement primarily results from parent company advances to fund interest payments partly offset by the Company's lower earnings in the 1998 quarter.

  Cash used in investing activities for the 1998 period totaled $6.2 million compared to $8.3 million for the 1997 period. For both periods, the majority of these expenditures were for computer equipment and leasehold improvements. The Company projects it will spend approximately $35 million, net of tenant improvement credits, during the year in connection with the building and furnishing of new office space for the Company's corporate offices to be occupied during 1999.

  Cash used in financing activities totaled $21.0 million for the 1998 period, primarily the net effect of repayment of principal on intercompany indebtedness and short term advances from the parent company to partially fund such repayment. There was no financing activity in the 1997 comparable period.

  The Company believes, based on its current level of operations and anticipated growth, that the Company's ability to generate cash, together with cash on hand and available lines of credit, will be sufficient to make required payments of principal and interest on the Company's indebtedness, fund anticipated capital expenditures and future working capital requirements over the next 12 months. However, actual capital expenditures may change, particularly as a result of any acquisitions the Company may pursue.

  The Company has entered into a license and services agreement with MAC to develop ZDTV. ZDTV is indirectly owned by MAC, but as part of this license and services agreement, MAC has granted the Company an option exercisable through December 31, 1998 to purchase all of MAC's interest in ZDTV for an amount equal to MAC's investment plus 10% per annum for the period of its investment. Pursuant to the license and services agreement, the Company has agreed to fund ZDTV's operations on behalf of MAC through unsecured advances, which for approved levels of expenditures are to be reimbursed by MAC. Such advances bear interest at the 30-day LIBOR rate plus 0.50%. ZDTV's cash requirements for 1998 are currently expected to be approximately $57 million, of which $10.1 million had been spent through March 31, 1998. The Company has not yet determined whether it will exercise its option to purchase MAC's interest in ZDTV. Any such purchase will depend upon securing sufficient cable carriage, which may include entering into a joint venture or other co-ownership arrangement. Other than advances to ZDTV which are reported on the Company's balance sheet, the results of operations of ZDTV are not included in the Company's results.

FORWARD-LOOKING STATEMENTS

  "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements which are subject to various risks and uncertainties. Actual results could differ materially from those discussed herein. Important factors that could cause or contribute to such differences include those discussed under the caption "Risk Factors" in the Prospectus contained the Company's Registration Statement on Form S-1 (File No. 333-46493 dated April 28, 1998)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable

PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  The Company has been named as a defendant in an action, filed on April 17, 1998 in the Supreme Court of the State of New York, by minority shareholders of SOFTBANK Interactive Marketing Inc. ("SIM"), formerly an indirect subsidiary of Softbank. The complaint alleges, among other things, that SBH, SIM's majority shareholder, acting with the Company and two of its senior officers and directors who were directors of SIM (and who are also named as defendants), had conflicts of interest between SIM and other Softbank investments (including investments in the Company) and failed to act in the best interests of SIM and the minority shareholders by taking actions which benefited the Company. The complaint states claims based on common law fraud, breach of fiduciary duty and aiding and abetting theories and seeks in excess of $200 million in damages. The investment in SIM was solely by SBH, which intends a vigorous defense on behalf of itself and the Company.

  There are no other legal proceedings to which the Company is a party, other than ordinary routine litigation incidental to the business of the Company which is not otherwise material to the business or financial condition of the Company.

ITEM 2. CHANGES IN SECURITIES

  None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

ITEM 5. OTHER INFORMATION

  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibits

      i) Exhibit 27--Financial Data Schedule (EDGAR filing only)

  b) Reports on Form 8-K--None

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Ziff-Davis Inc.

Date: June 12, 1998

                                                /s/ Timothy C. O'Brien
                                     __________________________________________
                                        TIMOTHY C. O'BRIEN,CHIEF FINANCIAL
                                                 OFFICER, DIRECTOR

                                     (On behalf of Registrant and as Principal
                                     Financial Officer)
Date: June 12, 1998

                                                   /s/ Mark D. Moyer
                                     __________________________________________
                                         MARK D. MOYER,VICE PRESIDENT AND
                                                    CONTROLLER

                                     (On behalf of Registrant and as Principal
                                     Accounting Officer)