Form 10-Q
period 1998-06-30
ZD INC
filed 1998-08-14
CIK 1055131

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                               ----------------
                                   FORM 10-Q

(Mark one)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934.

For the quarterly period ended June 30, 1998

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934.

For the transition period from          to         .

                         Commission file number 1-9676

                                ZIFF-DAVIS INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 13-3987754
   (STATE OR OTHER JURISDICTION OF        (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

    ONE PARK AVENUE NEW YORK, NY                          10016
   (ADDRESS OF PRINCIPAL EXECUTIVE                     (ZIP CODE)
              OFFICES)

  Registrant's telephone number, including area code (212) 503-3500

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

  As of August 13, 1998, there were 100,000,000 shares of the registrant's voting common shares, par value $0.01 per share, issued and outstanding of which 27,850,000 shares are held by the public.

                                ZIFF DAVIS INC.

                               INDEX TO FORM 10-Q

                                                                          PAGE(S)
                                                                          -------
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
  Consolidated Balance Sheets as of June 30, 1998 (Unaudited) and Decem-
   ber 31, 1997..........................................................     1
  Consolidated Statements of Operations (Unaudited) for the Three Months
   and Six Months Ended June 30, 1998 and 1997...........................     2
  Consolidated Statements of Cash Flows (Unaudited) for the Six Months
   Ended June 30, 1998 and 1997..........................................     3
  Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
   for the Six Months Ended June 30, 1998................................     4
  Notes to Consolidated Financial Statements (Unaudited).................   5-7
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations...................................................  8-13
Item 3. Quantitative and Qualitative Disclosures about Market Risk.......    13
PART II. OTHER INFORMATION
Item 1. Legal Proceedings................................................    14
Item 2. Changes in Securities and Use of Proceeds........................    14
Item 3. Defaults Upon Senior Securities..................................    14
Item 4. Submission of Matters to a Vote of Security Holders..............    14
Item 5. Other Information................................................    14
Item 6. Exhibits and Reports on Form 8-K.................................    14
SIGNATURES...............................................................    15

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                ZIFF-DAVIS INC.

                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                                                    DECEMBER 31,
                                                      JUNE 30, 1998     1997
                                                      ------------- ------------
                                                       (UNAUDITED)
                       ASSETS
Current assets:
  Cash and cash equivalents..........................  $   43,036    $   30,301
  Accounts receivable, net...........................     205,281       221,310
  Inventories........................................      18,494        17,853
  Prepaid expenses and other current assets..........      41,682        37,900
  Due from affiliates................................      36,413       131,290
  Deferred taxes.....................................       8,794         8,794
                                                       ----------    ----------
    Total current assets.............................     353,700       447,448
Property and equipment, net..........................      61,777        53,536
Intangible assets, net...............................   2,968,255     3,030,333
Other assets.........................................      40,498        15,329
                                                       ----------    ----------
    Total assets.....................................  $3,424,230    $3,546,646
                                                       ==========    ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................  $   30,216    $   55,468
  Accrued expenses...................................      91,105        80,094
  Unearned income, net...............................     188,006       154,682
  Due to affiliates..................................         --        398,332
  Current portion of notes payable to affiliates.....       7,692       125,790
  Other current liabilities..........................       5,682         4,222
                                                       ----------    ----------
    Total current liabilities........................     322,701       818,588
Notes payable to affiliates..........................      73,654     2,408,240
Notes payable, net of unamortized discount...........   1,484,100           --
Deferred taxes.......................................     181,948       180,117
Other liabilities....................................      14,496        13,571
                                                       ----------    ----------
    Total liabilities................................   2,076,899     3,420,516
                                                       ----------    ----------
Stockholders' equity:
  Preferred stock (1)................................         --            --
  Common stock (2)...................................       1,000           --
  Additional paid-in capital.........................   1,550,239       248,330
  Accumulated deficit................................    (201,110)     (119,429)
  Deferred compensation..............................        (870)         (996)
  Cumulative translation adjustment..................      (1,928)       (1,775)
                                                       ----------    ----------
    Total stockholders' equity.......................   1,347,331       126,130
                                                       ----------    ----------
    Total liabilities and stockholders' equity.......  $3,424,230    $3,546,646
                                                       ==========    ==========

  --------
  (1) 1998: par value $.01 per share, 10,000,000 shares authorized, no shares issued and outstanding; 1997: no authorized shares
  (2) 1998: par value $.01 per share, 120,000,000 shares authorized, 100,000,000 shares issued and outstanding; 1997: par value $.01per share, 2,000 shares authorized, 200 shares issued and outstanding.

                See notes to Consolidated Financial Statements

                                ZIFF-DAVIS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED--IN THOUSANDS EXCEPT PER SHARE DATA)

                                     THREE MONTHS ENDED    SIX MONTHS ENDED
                                          JUNE 30,             JUNE 30,
                                     --------------------  ------------------
                                       1998       1997       1998      1997
                                     ---------  ---------  --------  --------
Revenue, net:
  Publishing........................ $ 210,693  $ 219,195  $411,626  $428,759
  Events............................    65,782     82,135    92,903    97,456
                                     ---------  ---------  --------  --------
                                       276,475    301,330   504,529   526,215
                                     ---------  ---------  --------  --------
Cost of production:
  Publishing........................    56,126     57,245   109,707   112,235
  Events............................    19,623     35,741    36,352    42,277
                                     ---------  ---------  --------  --------
                                        75,749     92,986   146,059   154,512
                                     ---------  ---------  --------  --------
Selling, general and administrative
 expenses...........................   140,063    143,243   284,302   283,225
Depreciation and amortization of
 property and equipment.............     7,698      7,960    14,727    15,854
Amortization of intangible assets...    31,578     31,072    62,024    62,144
                                     ---------  ---------  --------  --------
  Income/(loss) from operations.....    21,387     26,069    (2,583)   10,480
Interest expense, net...............   (36,153)   (46,899)  (82,092)  (93,610)
Other non-operating income, net.....     2,734      3,115     4,356     5,270
                                     ---------  ---------  --------  --------
Loss before income taxes............   (12,032)   (17,715)  (80,319)  (77,860)
Provision/(benefit) for income
 taxes..............................    64,528       (328)    1,362      (656)
                                     ---------  ---------  --------  --------
  Net loss.......................... $ (76,560) $ (17,387) $(81,681) $(77,204)
                                     =========  =========  ========  ========
  Proforma net loss per basic common
   share............................ $   (0.77) $   (0.17) $  (0.82) $  (0.77)
                                     =========  =========  ========  ========


                 See notes to Consolidated Financial Statements

                                ZIFF-DAVIS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED -- IN THOUSANDS)

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                      ------------------------
                                                         1998         1997
                                                      -----------  -----------
Cash flows from operating activities:
  Net loss........................................... $   (81,681) $   (77,204)
  Adjustments to reconcile net loss to net cash
   provided by operating activities:
    Depreciation and amortization....................      76,751       77,998
    Amortization of debt issuance costs and dis-
     count...........................................         479          --
    Income from equity investments...................      (2,613)        (734)
    Deferred tax provision (benefit).................       1,362         (656)
    Provision for bad debts, returns and cancella-
     tions...........................................       8,991        6,873
    Compensation earned on restricted stock..........         126          540
  Changes in operating assets and liabilities:
    Accounts receivable..............................       7,285        6,408
    Inventories......................................         (20)       1,987
    Accounts payable and accrued expenses............     (16,729)     (25,429)
    Unearned income..................................      31,664       42,361
    Due to/from affiliates...........................      19,984       12,269
    Other, net.......................................      (3,809)       1,420
                                                      -----------  -----------
Net cash provided by operating activities............      41,790       45,833
                                                      -----------  -----------
Cash flows from investing activities:
  Capital expenditures...............................     (13,399)     (12,940)
  Investment in joint ventures.......................      (1,193)         (60)
  Acquisitions, net of cash acquired.................        (500)      (2,998)
                                                      -----------  -----------
Net cash used by investing activities................     (15,092)     (15,998)
                                                      -----------  -----------
Cash flows from financing activities:
  Proceeds from equity offering(1)...................     380,337          --
  Proceeds from issuance of notes payable(1).........     242,723          --
  Proceeds from issuance of bank debt(1).............   1,240,200          --
  Payments of amounts due to affiliates..............    (314,798)         --
  Payments of bank debt..............................     (15,000)         --
  Payments of debt due to affiliates.................  (1,567,802)      (9,581)
  Purchase of treasury shares........................     (29,500)         --
  Sale of treasury shares............................      29,500          --
  Advance from majority shareholder..................      20,377          --
                                                      -----------  -----------
Net cash used by financing activities................     (13,963)      (9,581)
                                                      -----------  -----------
  Increase in cash and cash equivalents..............      12,735       20,254
  Cash and cash equivalents, beginning of period.....      30,301       29,915
                                                      -----------  -----------
Cash and cash equivalents, end of period............. $    43,036  $    50,169
                                                      ===========  ===========
  Supplemental cash flow information
    Cash paid for income taxes....................... $       642  $       --
    Cash paid for interest........................... $    72,704  $   116,782

--------
(1) Net of transaction costs of $19,563; $9,800 and $7,277, respectively

                 See Notes to Consolidated Financial Statements

                                ZIFF-DAVIS INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                   ZIFF-DAVIS INC.                 ZD INC.       ZD EVENTS    ADDITIONAL RETAINED                CUMULATIVE
                  ------------------- TREASURY  -------------- --------------  PAID- IN  EARNINGS     DEFERRED   TRANSLATION
                    SHARES     AMOUNT  STOCK    SHARES  AMOUNT SHARES  AMOUNT  CAPITAL   (DEFICIT)  COMPENSATION ADJUSTMENT
                  -----------  ------ --------  ------  ------ ------  ------ ---------- ---------  ------------ -----------
Balance at
December 31,
1997............          --   $  --  $    --     100    $--     100    $--   $ 248,330  $(119,429)    $(996)      $(1,775)
Capital
contribution....                                                                  9,007
Capitalization
of amounts due
to affiliates...                                                                908,673
Contribution of
subsidiaries
from SBH to
Ziff-Davis
Inc.............   73,619,355     736            (100)          (100)
Initial public
offering........   25,800,000     258                                           375,235
Acquisition of
fixed assets
from an
affiliate.......      580,645       6                                             8,994
Purchase of
treasury shares
from SBH........   (2,000,000)         (29,500)
Sale of treasury
shares to the
public..........    2,000,000           29,500
Net loss........                                                                           (81,681)
Compensation
earned on
restricted
stock...........                                                                                         126
Foreign currency
translation
adjustment......                                                                                                      (153)
                  -----------  ------ --------  -----    ----  -----    ----  ---------  ---------     -----       -------
Balance at June
30, 1998
(unaudited).....  100,000,000  $1,000 $    --     --     $--     --     $--   1,550,239  $(201,110)    $(870)      $(1,928)
                  ===========  ====== ========  =====    ====  =====    ====  =========  =========     =====       =======
                      TOTAL
                  STOCKHOLDERS'
                     EQUITY
                  -------------
Balance at
December 31,
1997............   $  126,130
Capital
contribution....        9,007
Capitalization
of amounts due
to affiliates...      908,673
Contribution of
subsidiaries
from SBH to
Ziff-Davis
Inc.............          736
Initial public
offering........      375,493
Acquisition of
fixed assets
from an
affiliate.......        9,000
Purchase of
treasury shares
from SBH........       29,500
Sale of treasury
shares to the
public..........      (29,500)
Net loss........      (81,681)
Compensation
earned on
restricted
stock...........          126
Foreign currency
translation
adjustment......         (153)
                  -------------
Balance at June
30, 1998
(unaudited).....   $1,347,331
                  =============

                See notes to Consolidated Financial Statements

                                ZIFF-DAVIS INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

1. BASIS OF PRESENTATION

  Ziff-Davis Inc. (the "Company" or "Ziff-Davis") had no operations prior to the reorganization and completion of its initial public offering on May 4, 1998, discussed in Note 2 below. The financial information presented is the consolidated financial statements of Ziff-Davis Inc. including the accounts of ZD Inc. (formerly Ziff-Davis Inc.) and ZD Events Inc. (formerly ZD COMDEX and Forums Inc.) and their subsidiaries (collectively, the "Companies") accounted for in a manner similar to a "pooling of interests" transaction. Prior to the reorganization, the Companies were wholly-owned indirect subsidiaries of SOFTBANK Corp. ("Softbank"), a Japanese corporation which, directly or through its affiliates, is 50.1% owned by MAC Inc. ("MAC"), also a Japanese corporation.

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of the Company at June 30, 1998 and the results of their consolidated operations and cash flows for the three and six months ended June 30, 1998 and 1997 have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

  Prior to the reorganization and initial public offering, the Companies were capitalized with only a minimal number of shares, consequently, net loss per share results are presented on a pro forma basis assuming 100 million weighted average common shares were outstanding for all periods presented.

  For further information, refer to the Companies' combined financial statements and notes thereto for the year ended December 31, 1997, included in Ziff-Davis' Registration Statement on Form S-1. (File No. 333-46493).

2. THE REORGANIZATION AND INITIAL PUBLIC OFFERING

  On May 4, 1998, Softbank, through its wholly-owned subsidiary SOFTBANK Holdings, Inc. ("SBH"), completed a reorganization whereby the common stock of ZD Inc. and ZD Events Inc. were contributed to the Company in exchange for 73,619,355 shares of the Company's common stock. Concurrently with the reorganization, Ziff-Davis (i) completed an initial public offering of 25,800,000 shares of common stock at an initial public offering price of $15.50 per share, (ii) issued $250,000 of 8 1/2% Subordinated Notes due 2008,
(iii) entered into a $1,350,000 credit facility with a group of banks under which $1,250,000 was borrowed and (iv) converted $908,673 of intercompany indebtedness to equity. In addition, the Company received approximately $9.1 million of fixed assets from Kingston Technology Company ("Kingston") in exchange for 580,645 shares of the Company's common stock. These assets have been subsequently leased back to Kingston. Total shares of common stock issued to Softbank and its affiliates were 74,200,000. The transactions described above are hereafter referred to as the "Reorganization". For a more complete description of the Reorganization refer to the Company's Registration Statement on Form S-1. (File No. 333-46493).

  The amount of intercompany indebtedness converted to equity differs from amounts previously disclosed due to finalization of intercompany obligations.

  Proceeds, net of transaction costs, from the initial public offering and funding transactions in the Reorganization of $1,863,260 were used to complete the purchase of certain assets from MAC for $370,000 (the "MAC Assets") and repay intercompany indebtedness.

  The acquisitions from MAC described above have been accounted for in a manner similar to a pooling of interests as all entities involved were under common control. Refer to Note 1 in the Companies' December 31, 1997 combined financial statements.

  On May 14, 1998, an affiliate of Softbank sold 50,000 shares of the Company's common stock to an unrelated third party. On May 28, 1998, the Company's U.S. underwriters exercised their option to purchase 2.0 million additional shares of common stock to cover over-allotments. The Company purchased the additional shares from SBH resulting in no change to the total number of shares outstanding.

  At June 30, 1998, the public held 27.85 million or 27.85% of the Company's stock.

3. INCOME TAXES

  Income taxes are provided based on the Company's projected annual effective tax rate, which differs from the U.S. federal statutory rate of 35% due to certain items which are not deductible for income tax purposes, primarily losses of the MAC Assets prior to their purchase by the Company and non-deductible goodwill amortization.

4. COMMITMENTS AND CONTINGENCIES

 Legal Proceedings

  The Company is subject to various claims and legal proceedings arising in the normal course of business. Management believes that the ultimate liability, if any, in the aggregate will not be material to the combined balance sheet, future operations or cash flow.

 Interest Rate Swaps

  On June 10, 1998, the Company entered into interest rate swap agreements, with an aggregate notional amount of $550,000. Under these swap agreements, which commence on August 10, 1998, the Company will receive a floating rate of interest based on three-month LIBOR, which resets quarterly, and the Company will pay a fixed rate of interest, each quarter, for the terms of the respective agreements. The weighted average fixed rate the Company will pay under these agreements is 5.85%. The Company has entered into these agreements solely to hedge its interest rate risk. Terms of the various agreements are as follows:

   NOTIONAL AMOUNT                                                RATE    TERM
   ---------------                                                -----  -------
   $100,000...................................................... 5.804% 3 years
   $150,000...................................................... 5.855% 5 years
   $100,000...................................................... 5.860% 5 years
   $100,000...................................................... 5.860% 5 years
   $100,000...................................................... 5.880% 7 years

  Management believes the risk of loss to the Company in the event of non-performance by any party under these agreements is not significant.

5. COMPREHENSIVE INCOME

  The Company implemented Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", effective January 1, 1998. This standard requires the Company to report the total changes in stockholders' equity that do not result directly from transactions with stockholders, including those which do not affect retained earnings. These changes are not material to the Company's consolidated financial statements.


6. PRO FORMA FINANCIAL INFORMATION

  The following summary pro forma information has been prepared as if the Reorganization, described in Note 2 above, had been consummated on January 1, 1998. The pro forma adjustments for the three month period include a $5,219 reduction in interest expense due to the new capital structure, a $900 increase in depreciation related to the assets acquired from Kingston, a $900 reduction of selling, general and administrative expenses to reflect income from leasing such fixed assets back to Kingston, as well as the tax effect of these adjustments recorded at the combined federal and state statutory rate of 41%. The pro forma adjustment for the six month period include $20,876 reduction of interest expense, $1,800 increase in depreciation expense and a $1,800 reduction of selling general and administrative expenses, as well as the tax effect of these items recorded at the combined federal and state statutory rate of 41%.

                                          THREE MONTHS         SIX MONTHS
                                       ENDED JUNE 30, 1998 ENDED JUNE 30, 1998
                                       ------------------- -------------------
Revenue, net:                                $ 276,475            $504,529
Depreciation and amortization.........          40,176              78,551
Income/(loss) from operations.........          21,387              (2,583)
Interest expense, net.................         (30,934)            (61,216)
Loss before income taxes..............          (6,813)            (59,443)
Income tax provision..................          66,668               9,921
Net loss..............................         (73,481)            (69,364)
                                           ===========         ===========
Net loss per basic common share.......       $   (0.73)          $   (0.69)
                                           ===========         ===========
Weighted average common shares out-
 standing.............................     100,000,000         100,000,000

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

  Ziff-Davis Inc. (the "Company") is a leading integrated media and marketing company focused on computing and Internet-related technology. The Company operates in two business segments: publishing and events. Within the publishing segment its principal platforms include print publishing, online content, market research and education. The events segment produces industry-related trade shows and conferences. The Company's principal sources of revenue are the sale of advertising and exhibit space. No single customer accounts for more than 3% of the Company's annual revenue.

  The Company's revenue and profitability are influenced by a number of external factors, including the volume of new technology product introductions, the amount and allocation of marketing expenditures by the Company's clients, the extent to which sellers elect to advertise using print and online media or participate in industry events, and competition among computer technology marketers. Accordingly, the Company may experience fluctuation in revenue from period to period.

  Historically, the Company's business has been seasonal as a significant portion of the Company's revenue has been earned in the second and fourth quarters; in 1997 accounting for 26% and 35%, respectively, of the Company's consolidated revenue.

REORGANIZATION AND INITIAL PUBLIC OFFERING

  As described in Note 2 to the consolidated financial statements, on May 4, 1998, Softbank completed a reorganization whereby the common stock of ZD Inc. and ZD Events Inc. was contributed to the Company by SBH in exchange for 73,619,355 shares of the Company's common stock. Concurrently, the Company (i) completed an initial public offering of 25.8 million shares of common stock at $15.50 per share, (ii) issued $250 million of 8 1/2% Subordinated Notes due 2008, (iii) entered into a $1.35 billion credit facility with a group of banks under which $1.25 billion was borrowed and (iv) converted $908.7 million of intercompany indebtedness to equity. In addition, the Company received $9.1 million of fixed assets from Kingston in exchange for 580,645 common shares of the Company. Total shares of common stock issued to Softbank and its affiliates were 74,200,000.

  Net proceeds from the Reorganization of approximately $1.9 billion from the initial public offering and funding transactions were used to complete the purchase of the MAC Assets for $370.0 million and repay intercompany indebtedness.

  On May 14, 1998, an affiliate of Softbank sold 50,000 shares of the Company's common stock to an unrelated third party. On May 28, 1998, the Company's U.S. underwriters exercised their option to purchase 2.0 million additional shares of common stock to cover over-allotments. The Company purchased the additional shares from SBH resulting in no change to the total number of shares outstanding.

  At June 30, 1998 the public held 27.85 million or 27.85% of the Company's common stock.

PRESENTATION OF FINANCIAL INFORMATION

  The Company had no operations prior to the Reorganization and initial public offering. The financial information presented is the consolidated financial statements of Ziff-Davis Inc. and includes the combined results of ZD Inc. and ZD Events Inc. prior to the Reorganization prepared in a manner similar to a pooling of interests transaction.

  The acquisition of the MAC Assets described above has been accounted for in a manner similar to a "pooling of interests" as all entities involved were under common control.

RESULTS OF OPERATIONS

 Comparison of the three months ended June 30, 1998 and 1997 (unaudited)

  Revenue

  Revenue for the second quarter of 1998 was $276.5 million compared to $301.3 million for the second quarter of 1997, a decrease of $24.8 million or 8.2%. The comparison of 1998 and 1997 second quarter results was unfavorably affected by the accounting treatment for certain publications owned directly in 1997, but owned through a joint venture (described below) in 1998 as well as the shift of two events produced in the second quarter of 1997 to the first quarter of 1998. Excluding these factors, revenue for the second quarter of 1998 grew by $.7 million compared to the same period in 1997.

  Publishing--Excluding the impact of transferring certain publications to a joint venture, publishing segment revenue improved $2.7 million or 1.3%. The increase was due to growth in advertising in the Internet business (ZDNet) and consumer publications partly offset by lower advertising in business publications. Advertising revenue was lower in the business publications principally due to factors affecting the computer technology industry during the period including slowing demand for computer products, fewer new product launches, pricing pressures, vendor market share shifts and excess PC inventories in distribution channels.

  A portion of the growth in consumer publication revenue was due to the Company's May 1, 1998, acquisition of its joint venture partner's 50% interest in Family PC magazine. The Company now owns 100% of the magazine and its results are included in the consolidated results from the acquisition date.

  In October 1997, the Company transferred its Macuser and MacWeek magazines to form a 50/50 joint venture (Mac Publishing, LLC) with another publishing company. These publications contributed $11.2 million of revenue in the second quarter of 1997 but are no longer consolidated in the Company's results for 1998.

  Events--Revenue from the events segment decreased $16.3 million or 19.9%, primarily due to the shift in timing of two events, Seybold and JavaOne, from the second quarter last year to the first quarter of 1998. Revenue for the three key events held in the quarter, COMDEX/Spring, N+I Las Vegas and Support Services East, were collectively up 4.2% with N+I Las Vegas up 22%. In its first year of a relocation to Chicago, COMDEX/Spring experienced a decline in revenue due to lower square feet of exhibition space sold. This event has permanently relocated to Chicago and has entered into a ten-year lease for a venue.

  Cost of production

  Cost of production decreased $17.2 million or 18.5% from the 1997 period. The events segment accounted for $16.1 million of this decrease primarily related to the shift in timing of events discussed above. Publishing cost of production declined $1.1 million primarily related to a decline in advertising pages produced.

  Selling, general and administrative

  Selling, general and administrative expenses were $140.1 million for the 1998 second quarter compared to $143.2 million in the 1997 quarter, a decrease of $3.1 million or 2.2%. The decline is largely the result of efficiencies realized in combining the publishing and events businesses through the Reorganization and in particular, the consolidation of the two former events entities into one business unit.

  Expenses for the 1998 period included $4.0 million for spending on recently launched publications.

  Depreciation and amortization

  Total depreciation and amortization expense was $7.7 million for the 1998 period compared to $8.0 million in the 1997 quarter, a decrease of $.3 million or 3.8%. The decline was the result of certain assets being fully depreciated or amortized in 1997.

  Interest expense, net

  Net interest expense declined to $36.2 million for the 1998 period from $46.9 million in 1997. The reduction was attributed to a lower level of debt outstanding due to principal repayments and, as a result of the Reorganization, the capitalization of $908.7 million of intercompany indebtedness. The weighted average cost of debt did not change significantly between the periods.

  Other non-operating income, net

  Other non-operating income primarily reflects the Company's equity share of earnings and losses from joint ventures and fees earned from management of events not produced by the Company. Income of $2.7 million for the 1998 quarter decreased $.4 million from the $3.1 million earned in 1997. The decline was due to a revised royalty and fee arrangement for the events business in Japan in 1998 which is based on the profits of the events rather than a fixed monthly management fee as in 1997. The decline was partly offset by the Company's equity share of earnings from Mac Publishing, LLC.

  Income taxes

  The Company's taxable income for 1998 will be significantly greater than the pre-tax results reported in its financial statements. The difference results from certain items which are non-deductible for income taxes, primarily losses generated from the MAC Assets prior to their purchase by the Company and non-deductible goodwill amortization expense. Consequently, the Company's effective tax rate for the year will differ from the U.S. federal statutory rates of 35%. In accordance with generally accepted accounting principles, the Company records income taxes on a quarterly basis based on its projected annual effective tax rate.

  The income tax provision was $64.5 million for the second quarter of 1998 compared to an income tax benefit of $.3 million recorded in the second quarter of 1997. The increase was due primarily to a higher projected annual effective tax rate for 1998 as compared to 1997.

  The significant provision relative to the reported pre-tax loss for the three months ended June 30, 1998 was primarily the result of the reversal of the tax benefit recorded in the three months ended March 31, 1998. The reversal resulted from a change in the Company's estimated annual effective tax rate and was accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 109. This statement requires that the revised estimated annual tax rate be applied to the year-to-date pre-tax loss with the difference between the current year-to-date provision and the previously reported year-to-date period recognized in the current quarterly period.

  Net loss

  As a result of the changes described above, the net loss for the second quarter of 1998 was $76.6 million compared to a net loss of $17.4 million for the second quarter of 1997.

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

  EBITDA for the second quarter of 1998 was $63.4 million compared to $68.2 million for the period in 1997. Excluding the impact from the timing of events, results were unfavorable to last year by $.7 million as the lower level of advertising in the higher margin business publications more than offset the growth in advertising from the Internet business and consumer publications. In addition, during the second quarter of 1998 the Company incurred $2.6 million of losses from launching new publications.

 Comparison of the six months ended June 30, 1998 and 1997 (unaudited)

  Revenue

  Revenue for the six months ended June 30, 1998 was $504.5 million compared to $526.2 million for the first quarter of 1997, a decrease of $21.7 million or 4.1%. The comparison of 1998 and 1997 six month results was unfavorably affected by the accounting treatment for certain publications owned directly in 1997, but owned through a joint venture in 1998. Excluding these factors, revenue for the six months ended June 30, 1998 grew by $2.4 million, or 0.5% compared to the same period in 1997.

  Publishing--Excluding the impact of transferring certain publications to a joint venture, publishing segment revenue improved $7.0 million or 1.7%. Consistent with the results reported for the three month period, the increase was due to growth in advertising in the Internet business (ZDNet) and consumer publications partly offset by lower advertising in business publications. Advertising revenue was lower in the business publications principally due to factors affecting the computer technology industry during the period.

  A portion of the consumer advertising revenue growth was due to the Company's May 1, 1998, acquisition of its joint venture partner's 50% interest in Family PC magazine. The Company now owns 100% of the magazine and its results are included in the consolidated results from the acquisition date. Revenues for the Macuser and MacWeek magazines contributed to Mac Publishing LLC were $24.2 million for the first six months ended June 30, 1997 but, are no longer consolidated into the Company's results for 1998.

  Events--Revenue from the events segment decreased $4.6 million or 4.7%, primarily the result of lower square feet of exhibition space being sold for the COMDEX/Spring event as compared to the prior year.

  Cost of production

  Cost of production decreased $8.4 million or 5.5% from the 1997 period. The events segment accounted for $5.9 million of this decrease, primarily related to lower usage of exhibition space for the period. Publishing cost of production declined $2.5 million due to lower advertising pages produced.

  Selling, general and administrative

  Selling, general and administrative expenses were $284.3 million for the six months ended June 30, 1998 compared to $283.2 million in the 1997 quarter, an increase of $1.1 million or 0.3%. Included in the 1998 period were $3.2 million of one-time costs for office relocations along with $6.0 million of costs related to launches of new publications. Excluding these items, recurring expenses decreased 2.9%, largely related to efficiencies realized in combining the publishing and events business through the Reorganization and in particular, the consolidation of the two former events entities into one business unit.

  Depreciation and amortization

  Total depreciation and amortization expense was $76.8 million for the 1998 period compared to $78.0 million in the 1997 period, a decrease of $1.2 million or 1.5%. The decline was the result of certain assets being fully depreciated or amortized in 1997.

  Interest expense, net

  Net interest expense declined to $82.1 million for the 1998 period from $93.6 million in 1997. The reduction was attributed to a lower level of debt outstanding due to principal repayments and the recapitalization of $908,673 of intercompany indebtedness. The weighted average cost of debt did not change significantly between the periods.

  Other non-operating income, net

  Income of $4.4 million for the 1998 period decreased $.9 million from the $5.3 million earned in 1997. The decline was due to the revised royalty and fee arrangement for the events business in Japan partly offset by the Company's share of earnings from Mac Publishing, LLC.

  Income taxes

  The combined income tax provision was $1.4 million for the six months ended June 30, 1998 compared to an income tax benefit of $.7 million recorded in the six months ended June 30, 1997. The increase was due primarily to a higher projected annual effective tax rate for 1998 as compared to 1997.

  Net loss

  As a result of the changes described above, the net loss for the six months ended June 30, 1998 was $81.7 million compared to a net loss of $77.2 million for the six months ended June 30, 1997.

  EBITDA

  EBITDA for the six months ended June 30, 1998 was $78.5 million compared to $93.8 million for the period in 1997. Results were unfavorable to last year primarily due to the lower level of advertising in the higher margin business publications as well as a decline in the earnings from the COMDEX/Spring event. In addition, during the six months ended June 30, 1998 the Company recorded $3.2 million of one-time costs for office relocations and incurred $4.0 million of losses from launching new publications.

LIQUIDITY AND CAPITAL RESOURCES

  Historically, the Company's financing requirements have been funded through intercompany loans and advances. As previously discussed, the Company's capital structure has been significantly changed through the Reorganization.

  Cash and cash equivalents were $43.0 million at June 30, 1998, an increase of $12.7 million from $30.3 million at December 31, 1997. The increase was due to the factors described below:

  Cash provided by operations was $41.8 million for the six months ended June 30, 1998 compared to $45.8 million for the 1997 six months. The decline was attributed to the Company's lower earnings for the 1998 period.

  Cash used in investing activities for the 1998 period totaled $15.1 million compared to $16.0 million for the 1997 period. For both periods, the majority of these expenditures were for computer equipment and leasehold improvements. Acquisitions for the 1997 period reflect the purchase of a 70% interest in GameSpot, Inc. The Company projects it will spend approximately $35 million, net of tenant improvement credits, during the year in connection with the building and furnishing of new office space for the Company's New York offices to be occupied during 1999.

  Cash used in financing activities totaled $14.0 million for the 1998 period, representing proceeds from the Reorganization and initial public offering of $1,863.3 million, net of transaction costs, and funding from the parent company of $20.4 million being offset by the repayment of debt and amounts due to affiliates of $1,897.6 million. Cash used in financing activities in the same period in 1997 amounted to $9.6 million representing repayments of intercompany debt.

  The Company believes, based on its current level of operations and anticipated growth, that the Company's ability to generate cash, together with cash on hand and available lines of credit, will be sufficient to make required payments of principal and interest on the Company's indebtedness and fund anticipated capital expenditures and future working capital requirements over the next 12 months. However, actual capital expenditures may change, particularly as a result of any acquisitions the Company may pursue.

INTEREST RATE SWAPS

  On June 10, 1998, the Company entered into interest rate swap agreements, with an aggregate notional amount of $550 million. Under these swap agreements, which commence on August 10, 1998, the Company will receive a floating rate of interest based on three-month LIBOR, which resets quarterly, and the Company will pay a fixed rate of interest each quarter for the terms of the respective agreements. The weighted average fixed rate the Company will pay under these agreements is 5.85%. The Company has entered into these agreements solely to hedge its interest rate risk. Management believes the risk of loss to the Company in the event of nonperformance by any party under the agreements is not significant.

ZDTV

  The Company has entered into a license and services agreement with MAC to develop ZDTV. ZDTV is indirectly owned by MAC, but as part of the license and services agreement, MAC has granted the Company an option exercisable through December 31, 1998 to purchase all of MAC's interest in ZDTV for an amount equal to MAC's investment plus 10% per annum for the period of its investment. Pursuant to the license and services agreement, the Company has agreed to fund ZDTV's operations on behalf of MAC through unsecured advances, which for approved levels of expenditures are to be reimbursed by MAC. Such advances bear interest at the 30-day LIBOR rate plus 0.50%. ZDTV's cash requirements for 1998 are currently expected to be approximately $55.2 million, of which $25.4 million had been spent through June 30, 1998. The Company has not yet determined whether it will exercise its option to purchase MAC's interest in ZDTV. Any such purchase will depend upon securing sufficient cable carriage, which may include entering into a joint venture or other co-ownership arrangement. Other than advances to ZDTV which are reported on the Company's balance sheet, the results of operations of ZDTV are not included in the Company's results.

FORWARD-LOOKING STATEMENTS

  Certain statements contained in this Form 10-Q and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements which are subject to various risks and uncertainties. Actual results could differ materially from those discussed herein. Important factors that could cause or contribute to such differences include those discussed under the caption "Risk Factors" in the Prospectus dated April 28, 1998 contained the Company's Registration Statement on Form S-1 (File No. 333-46493).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable.

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

  The Company was named as a defendant in an action, filed on April 17, 1998 in the Supreme Court of the State of New York, by minority shareholders of SOFTBANK Interactive Marketing Inc. ("SIM"), formerly an indirect subsidiary of Softbank. The complaint alleges, among other things, that SBH, SIM's majority shareholder, acting with the Company and two of its senior officers and directors who were directors of SIM (and who are also named as defendants), had conflicts of interest between SIM and other Softbank investments (including investments in the Company) and failed to act in the best interests of SIM and the minority shareholders by taking actions which benefited the Company. The complaint states claims based on common law fraud, breach of fiduciary duty and aiding and abetting theories and seeks in excess of $200 million in damages. The Company and the other defendants have moved to dismiss all of the claims against them other than a breach of contract claim which is solely against SBH.

  There are no other legal proceedings to which the Company is a party, other than ordinary routine litigation incidental to the business of the Company which is not otherwise material to the business or financial condition of the Company.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 5. OTHER INFORMATION

  None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibits

    i) Exhibit 27--Financial Data Schedule (EDGAR filing only)

  b) Reports on Form 8-K--None

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Ziff-Davis Inc.

Date: August 14, 1998                             /s/ Timothy C. O'Brien
                                          By___________________________________
                                                 Timothy C. O'Brien, Chief
                                                Financial Officer, Director

                                          (On behalf of Registrant and as
                                           Principal Financial Officer)

Date: August 14, 1998                                /s/ Mark D. Moyer
                                          By___________________________________
                                             Mark D. Moyer, Vice President and
                                                        Controller

                                          (On behalf of Registrant and as
                                           Principal Accounting Officer)