Form 10-Q
period 1998-09-30
ZD INC
filed 1998-11-16
CIK 1055131

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

(MARK ONE)

[X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

  For the quarterly period ended September 30, 1998

                               ----------------

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
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
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

  As of November 16, 1998, there were 100,000,000 shares of the registrant's voting common shares, par value $0.01 per share, issued and outstanding of which 27,850,000 shares are held by the public.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                ZIFF DAVIS INC.

                               INDEX TO FORM 10-Q

                                                                        PAGE(S)
                                                                        -------
 PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements
         Consolidated Balance Sheets as of September 30, 1998
          (Unaudited) and December 31, 1997..........................       1
         Consolidated Statements of Operations (Unaudited) for the
          Three Months and Nine Months Ended September 30, 1998 and
          1997.......................................................       2
         Consolidated Statements of Cash Flows (Unaudited) for the
          Nine Months Ended September 30, 1998 and 1997..............       3
         Consolidated Statement of Changes in Stockholders' Equity
          (Unaudited) for the Nine Months Ended September 30, 1998...       4
         Notes to Consolidated Financial Statements (Unaudited)......     5-8
 Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................    9-15
 Item 3. Quantitative and Qualitative Disclosures About Market Risk..      15
 PART II. OTHER INFORMATION
 Item 1. Legal Proceedings...........................................      16
 Item 2. Changes in Securities and Use of Proceeds...................      16
 Item 3. Defaults Upon Senior Securities.............................      17
 Item 4. Submission of Matters to a Vote of Security Holders.........      17
 Item 5. Other Information...........................................      17
 Item 6. Exhibits and Reports on Form 8-K............................      17
 SIGNATURES...........................................................     18

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                ZIFF-DAVIS INC.

                          CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

                                           SEPTEMBER 30, 1998 DECEMBER 31, 1997
                                           ------------------ -----------------
                                              (UNAUDITED)
                  ASSETS
Current assets:
  Cash and cash equivalents...............     $   27,153        $   30,301
  Accounts receivable, net................        195,330           221,310
  Inventories.............................         19,065            17,853
  Prepaid expenses and other current as-
   sets...................................         45,406            37,900
  Due from affiliates.....................         46,472           131,290
  Deferred taxes..........................          8,794             8,794
                                               ----------        ----------
    Total current assets..................        342,220           447,448
Property and equipment, net...............         68,149            53,536
Intangible assets, net....................      2,947,913         3,030,333
Other assets..............................         54,419            15,329
                                               ----------        ----------
    Total assets..........................     $3,412,701        $3,546,646
                                               ==========        ==========
   LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable........................     $   44,243        $   55,468
  Accrued expenses........................        104,670            80,094
  Unearned income, net....................        220,872           154,682
  Due to affiliates.......................            --            398,332
  Current portion of notes payable to af-
   filiates...............................          7,692           125,790
  Other current liabilities...............          6,323             4,222
                                               ----------        ----------
    Total current liabilities.............        383,800           818,588
Notes payable to affiliates...............         71,924         2,408,240
Notes payable, net of unamortized dis-
 count....................................      1,454,123               --
Deferred taxes............................        146,997           180,117
Other liabilities.........................         11,809            13,571
                                               ----------        ----------
    Total liabilities.....................      2,068,653         3,420,516
                                               ----------        ----------
Stockholders' equity:
  Preferred stock (1).....................            --                --
  Common stock (2)........................          1,000               --
  Additional paid-in capital..............      1,550,239           248,330
  Accumulated deficit.....................       (205,608)         (119,429)
  Deferred compensation...................           (807)             (996)
  Cumulative translation adjustment.......           (776)           (1,775)
                                               ----------        ----------
    Total stockholders' equity............      1,344,048           126,130
                                               ----------        ----------
    Total liabilities and stockholders'
     equity...............................     $3,412,701        $3,546,646
                                               ==========        ==========

--------
(1) September 30, 1998: par value $.01 per share, 10,000,000 shares authorized, no shares issued and outstanding; December 31, 1997: no authorized shares
(2) September 30, 1998: par value $.01 per share, 120,000,000 shares authorized, 100,000,000 shares issued and outstanding; December 31, 1997: par value $.01 per share, 2,000 shares authorized, 200 shares issued and outstanding

                See notes to Consolidated Financial Statements

                                ZIFF-DAVIS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (UNAUDITED--IN THOUSANDS EXCEPT PER SHARE DATA)

                                   THREE MONTHS ENDED     NINE MONTHS ENDED
                                      SEPTEMBER 30,         SEPTEMBER 30,
                                   --------------------  --------------------
                                     1998       1997       1998       1997
                                   ---------  ---------  ---------  ---------
Revenue, net:
  Publishing...................... $ 196,231  $ 199,745  $ 607,857  $ 628,504
  Events..........................    29,787     24,227    122,690    121,683
                                   ---------  ---------  ---------  ---------
                                     226,018    223,972    730,547    750,187
                                   ---------  ---------  ---------  ---------
Cost of production:
  Publishing......................    52,821     53,029    162,528    165,264
  Events..........................    10,650      9,687     47,002     51,964
                                   ---------  ---------  ---------  ---------
                                      63,471     62,716    209,530    217,228
                                   ---------  ---------  ---------  ---------
Selling, general and administra-
 tive expenses....................   139,516    143,131    423,818    426,356
Depreciation and amortization of
 property and equipment...........     7,870      8,585     22,597     24,439
Amortization of intangible as-
 sets.............................    29,973     31,114     91,997     93,258
                                   ---------  ---------  ---------  ---------
  Loss from operations............   (14,812)   (21,574)   (17,395)   (11,094)
Interest expense, net.............   (29,093)   (47,723)  (111,185)  (141,333)
Other non-operating income, net...     4,456      2,361      8,812      7,633
                                   ---------  ---------  ---------  ---------
Loss before income taxes..........   (39,449)   (66,936)  (119,768)  (144,794)
Income tax benefit................   (34,951)      (328)   (33,589)      (984)
                                   ---------  ---------  ---------  ---------
  Net loss........................ $  (4,498) $ (66,608) $ (86,179) $(143,810)
                                   =========  =========  =========  =========
  Pro forma net loss per basic
   common share:.................. $   (0.04) $   (0.67) $   (0.86) $   (1.44)
                                   =========  =========  =========  =========


                 See notes to Consolidated Financial Statements

                                ZIFF-DAVIS INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                           (UNAUDITED--IN THOUSANDS)

                                                          NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                        ----------------------
                                                           1998        1997
                                                        -----------  ---------
Cash flows from operating activities:
  Net loss............................................. $   (86,179) $(148,810)
    Adjustments to reconcile net loss to net cash
     provided (used) by operating activities:
      Depreciation and amortization....................     114,594    117,697
      Amortization of debt issuance costs and dis-
     count.............................................       1,313        --
      Income from equity investments...................      (4,688)      (252)
      Deferred tax benefit.............................     (33,589)      (984)
  Changes in operating assets and liabilities:
    Accounts receivable................................      28,622     23,395
    Inventories........................................        (591)    (1,631)
    Accounts payable and accrued expenses..............       6,703    (28,883)
    Unearned income....................................      62,770     80,118
    Due to/from affiliates.............................      10,707    (50,666)
    Other, net.........................................     (16,871)   (10,634)
                                                        -----------  ---------
Net cash provided/(used) by operating activities.......      82,791    (20,650)
                                                        -----------  ---------
Cash flows from investing activities:
  Capital expenditures.................................     (27,399)   (18,636)
  Investment in joint ventures.........................      (1,193)       (60)
  Other investments....................................      (5,000)       --
  Acquisitions, net of cash acquired...................      (6,999)    (2,998)
                                                        -----------  ---------
Net cash used by investing activities..................     (40,591)   (21,694)
                                                        -----------  ---------
Cash flows from financing activities:
  Proceeds from equity offering (1)....................     380,337        --
  Proceeds from issuance of notes payable (1)..........     242,723        --
  Proceeds from issuance of bank debt (1)..............   1,240,200        --
  Payments of amounts due to affiliates................    (314,798)       --
  Payments of bank debt................................     (45,000)       --
  Payments of debt due to affiliates...................  (1,569,532)   (19,162)
  Purchase of treasury shares..........................     (29,500)       --
  Sale of treasury shares..............................      29,500        --
  Advance from majority shareholder....................      20,377        --
  Contributed capital..................................         345     69,366
                                                        -----------  ---------
Net cash (used)/provided by financing activities.......     (45,348)    50,204
                                                        -----------  ---------
  (Decrease)/increase in cash and cash equivalents.....      (3,148)     7,860
  Cash and cash equivalents, beginning of period.......      30,301     29,915
                                                        -----------  ---------
Cash and cash equivalents, end of period............... $    27,153  $  37,775
                                                        ===========  =========
  Supplemental cash flow information;
    Cash paid for income taxes......................... $       642  $     --
    Cash paid for interest............................. $    94,360  $ 162,758

--------
(1) Net of transaction costs of $19,563, $9,800 and $7,277, respectively

                 See Notes to Consolidated Financial Statements

                                ZIFF-DAVIS INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   (IN THOUSANDS, EXCEPT SHARE INFORMATION)

                   ZIFF-DAVIS INC.     TREASURY     ZD INC.      ZD EVENTS
                  -------------------  --------  ------------- -------------
                                                                             ADDITIONAL RETAINED                CUMULATIVE
                                                                               PAID-    EARNINGS     DEFERRED   TRANSLATION
                    SHARES     AMOUNT   STOCK    SHARES AMOUNT SHARES AMOUNT IN CAPITAL (DEFICIT)  COMPENSATION ADJUSTMENT
                  -----------  ------  --------  ------ ------ ------ ------ ---------- ---------  ------------ -----------
Balance at
December 31,
1997............          --   $  --   $   --     $100  $ --    $100   $--   $  248,330 $(119,429)    $(996)      $(1,775)
Capital
Contribution....                                                                  9,007
Capitalization
of amounts due
to affiliates...                                                                908,673
Contribution of
subsidiaries
from SBH to
Ziff-Davis
Inc.............   73,619,355     736             (100)         (100)
Initial public
offering........   25,800,000     258                                           375,235
Acquisition of
fixed assets
from an
affiliate.......      580,645       6                                             8,994
Purchase of
treasury shares
from SBH........   (2,000,000)    (20) (29,480)
Sale of treasury
shares to the
public..........    2,000,000      20   29,480
Net loss........                                                                          (86,179)
Compensation
earned on
restricted
stock...........                                                                                        189
Foreign currency
translation
adjustment......                                                                                                      999
                  -----------  ------  -------    ----  -----   ----   ----  ---------- ---------     -----       -------
Balance at
September 30,
1998
(unaudited).....  100,000,000  $1,000  $   --      --   $ --     --    $--   $1,550,239 $(205,608)    $(807)      $  (776)
                  ===========  ======  =======    ====  =====   ====   ====  ========== =========     =====       =======
                      TOTAL
                  STOCKHOLDERS'
                     EQUITY
                  -------------
Balance at
December 31,
1997............   $  126,130
Capital
Contribution....        9,007
Capitalization
of amounts due
to affiliates...      908,673
Contribution of
subsidiaries
from SBH to
Ziff-Davis
Inc.............          736
Initial public
offering........      375,493
Acquisition of
fixed assets
from an
affiliate.......        9,000
Purchase of
treasury shares
from SBH........      (29,500)
Sale of treasury
shares to the
public..........       29,500
Net loss........      (86,179)
Compensation
earned on
restricted
stock...........          189
Foreign currency
translation
adjustment......          999
                  -------------
Balance at
September 30,
1998
(unaudited).....   $1,344,048
                  =============

                  See notes to Combined Financial Statements

                                ZIFF-DAVIS INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

1. BASIS OF PRESENTATION

  Ziff-Davis Inc. (the "Company" or "Ziff-Davis") had no operations prior to the reorganization and completion of its initial public offering on May 4, 1998, discussed in Note 2 below. The financial information presented is the consolidated financial statements of Ziff-Davis Inc. including the accounts of ZD Inc. (formerly Ziff-Davis Inc.) and ZD Events Inc. (formerly ZD COMDEX and Forums Inc.), and their subsidiaries (collectively, the "Companies") accounted for in a manner similar to a "pooling of interests" transaction. Prior to the reorganization, the Companies were wholly-owned indirect subsidiaries of SOFTBANK Corp. ("Softbank"), a Japanese corporation which, directly or through affiliates, is approximately 50.0% owned by MAC Inc. ("MAC"), also a Japanese corporation.

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of the Company at September 30, 1998 and the results of their consolidated operations and cash flows for the three and nine months ended September 30, 1998 and 1997 have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

  Prior to the reorganization and initial public offering, the Companies were capitalized with only a minimal number of shares; consequently, net loss per share results are presented on a pro forma basis assuming 100 million weighted average common shares were outstanding for all periods presented.

  For further information, refer to the Companies' combined financial statements and notes thereto for the year ended December 31, 1997, included in Ziff-Davis' Registration Statement on Form S-1 (File No. 333-46493).

2. THE REORGANIZATION AND INITIAL PUBLIC OFFERING

  On May 4, 1998, Softbank, through its wholly-owned subsidiary SOFTBANK Holdings Inc. ("SBH"), completed a reorganization whereby the common stock of ZD Inc. and ZD Events Inc. were contributed to the Company in exchange for 73,619,355 shares of the Company's common stock. Concurrently with the reorganization, Ziff- Davis (i) completed an initial public offering of 25,800,000 shares at an initial public offering price of $15.50 per share,
(ii) issued $250,000 of 8 1/2% Subordinated Notes due 2008, (iii) entered into a $1,350,000 credit facility with a group of banks under which $1,250,000 was borrowed and (iv) converted $908,673 of intercompany indebtedness to equity. In addition, the Company received approximately $9.1 million of fixed assets from Kingston Technology Company ("Kingston") in exchange for 580,645 shares of the Company's common stock. These assets have been subsequently leased back to Kingston. Total shares of common stock issued to Softbank and its affiliates were 74,200,000. The transactions described above are hereafter referred to as the "Reorganization". For a more complete description of the Reorganization refer to the Company's Registration Statement on Form S-1 (File No. 333-46493).

  Proceeds, net of transaction costs, from the initial public offering and funding transactions in the Reorganization of $1,863,260 were used to complete the purchase of certain assets from MAC for $370,000 (the "MAC Assets"), and repay intercompany indebtedness.

  The acquisitions from MAC described above have been accounted for in a manner similar to a pooling of interests as all entities involved were under common control. Refer to Note 1 in the Companies' December 31,

                                ZIFF-DAVIS INC.

              (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

1997 combined financial statements, included in Ziff Davis' Registration Statement on Form S-1 (File No. 333-46443).

  On May 14, 1998 an affiliate of Softbank sold 50,000 shares of the Company's common stock to an unrelated third party. On May 28, 1998, the Company's U.S. underwriters exercised their option to purchase 2.0 million additional shares of common stock to cover over-allotments. The Company purchased the additional shares from SBH resulting in no change to the total number of shares outstanding.

  At September 30, 1998, the public held 27.85 million or 27.85% of the Company's shares.

3. INCOME TAXES

  Income taxes are provided based on the Company's projected annual effective tax rate which differs from the U.S. federal statutory rate of 35% due to certain items which are not deductible for income tax purposes, primarily losses of the MAC Assets prior to their purchase by the Company, non-deductible goodwill amortization and the effect of state and local income taxes.

4. COMMITMENTS AND CONTINGENCIES

 Legal Proceedings

  The Company is subject to various claims and legal proceedings arising in the normal course of business. See Note 7.

 Interest Rate Swaps

  On June 10, 1998, the Company entered into interest rate swap agreements, with an aggregate notional amount of $550,000. Under these swap agreements, which began on August 10, 1998, the Company will receive a floating rate of interest based on three-month LIBOR, which resets quarterly, and the Company will pay a fixed rate of interest, each quarter, for the terms of the respective agreements. The terms of these agreements range from 3 to 7 years and the weighted average fixed rate the Company will pay is 5.85%. The Company has entered into these agreements solely to hedge its interest rate risk under its floating rate bank debt.

  For the three month and nine month periods ended September 30, 1998, these interest rate swaps did not have a material impact on the financial statements.

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

                                ZIFF-DAVIS INC.

              (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)


6. PRO FORMA FINANCIAL INFORMATION

  The following summary pro forma information has been prepared as if the Reorganization, described in Note 2 above, had been consummated on January 1, 1998. The pro forma adjustments for the nine month period include a $5,219 reduction of interest expense, a $900 increase in depreciation expense and a $900 reduction of selling, general and administrative expenses, as well as the tax effect of these items recorded at the combined federal and state statutory rate of 41%. The pro forma adjustments do not impact the three month period ended September 30, 1998.

                                                              NINE MONTHS ENDED
                                                              SEPTEMBER 30, 1998
                                                              ------------------
   Revenue, net:.............................................    $   730,547
   Depreciation and amortization.............................        115,494
   Loss from operations......................................        (17,395)
   Interest expense, net.....................................        105,966
   Loss before income taxes..................................       (114,549)
   Income tax benefit........................................         31,449
   Net loss..................................................        (83,100)
   Net loss per basic common share...........................          (0.83)
   Weighted average common shares outstanding................    100,000,000
   EBITDA....................................................        106,911

7. SUBSEQUENT EVENTS

 Restructuring

  On October 8, 1998, the Company announced that anticipated results for the fourth quarter would be below expectations and that, as a result, a Company-wide restructuring would be implemented in which three publications would be discontinued and its work force reduced by approximately 10%. Those three publications have been discontinued and the work force reduction has also largely been completed. The cost of this restructuring, estimated at $50 to $60 million will be recognized in the fourth quarter of 1998.

 Securities Class Action Litigation

  Following a decline in the price per share of the Company's common stock after the October 8, 1998 announcement, seven securities class action suits have been filed against the Company and certain of its directors and officers in the United States District Court for the Southern District of New York.

  The complaints allege that defendants violated Sections 11, 12(a) (2) and 15 of the Securities Act of 1933 in connection with the registration statement filed by the Company with the Securities and Exchange Commission relating to the initial public offering of the Company's common stock on April 29, 1998 (the "IPO"). More particularly, the complaints allege that the registration statement contained false and misleading statements and failed to disclose facts that could have indicated an impending decline in the Company's revenue. The complaints seek on behalf of a class of purchasers of the Company's common stock from the date of the IPO through October 8, 1998 unspecified damages, interest, fees and costs, recission, and injunctive relief such as the imposition of a constructive trust upon the proceeds of the IPO.

  The complaints are as follows: Napoli v. Ziff-Davis Inc., et al., No. 98 Civ. 7158 (filed Oct. 9, 1998); Steinberg, et ano. v. Ziff-Davis Inc., et al., No. 98 Civ. 7205 (filed Oct. 13, 1998); Flinker v. Ziff-Davis Inc., et

                                ZIFF-DAVIS INC.

              (IN THOUSANDS, EXCEPT PER SHARE AND SHARE AMOUNTS)

al., No. 98 Civ. 7231 (filed Oct. 14, 1998); Koenig v. Ziff-Davis Inc., et al., No. 98 Civ. 7260 (filed Oct. 15, 1998); Schindler v. Ziff-Davis Inc., et al., No. 98 Civ. 7418 (filed Oct. 19. 1998); Miller v. Ziff-Davis Inc., et al., No. 98 Civ. 7541 (filed Oct. 23, 1998); and Felgoise v. Ziff Davis Inc., et al., No. 98 Civ 8045 (filed Nov. 9, 1998). All of the complaints have been assigned to Judge Shirley Wohl Kram. Service upon defendants has not yet been effected.

  Although the outcome of these cases cannot be predicted, the Company believes that there are substantial defenses to the claims and intends to defend vigorously.

ACQUISITION

  On October 28, 1998, the Company acquired the assets of Sky TV Inc. and certain affiliates. Sky TV is a media company that produces video contest for distribution principally through airline in-flight, cable and broadcast television. Sky TV's principal offices are located in Dallas and San Francisco.

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

  Historically, the Company's business has been seasonal as a significant portion of the Company's revenue has been earned in the second and fourth quarters, in 1997 accounting for 26% and 35%, respectively, of the Company's consolidated revenue.

REORGANIZATION AND INITIAL PUBLIC OFFERING

  As described in Note 2 to the consolidated financial statements, on May 4, 1998, Softbank completed a reorganization whereby the common stock of ZD Inc. and ZD Events Inc. were contributed to the Company by SBH in exchange for 73,619,355 shares of the Company's common stock. Concurrently, the Company (i) completed an initial public offering of 25.8 million common shares at $15.50 per share, (ii) issued $250 million of 8 1/2% Subordinated Notes due 2008,
(iii) entered into a $1.35 billion credit facility with a group of banks under which $1.25 billion was borrowed and (iv) converted $908.7 million of intercompany indebtedness to equity. In addition, the Company received $9.1 million of fixed assets from Kingston, an affiliated company, in exchange for 580,645 common shares of the Company. These transactions are collectively referred to as the Reorganization. Total shares of common stock issued to Softbank and its affiliates were 74,200,000.

  Net proceeds from the Reorganization of approximately $1.9 billion from the initial public offering, subordinated note and credit facility were used to complete the purchase of the MAC Assets for $370.0 million and repay intercompany indebtedness.

  On May 14, 1998, an affiliate of Softbank sold 50,000 shares of the Company's common stock to an unrelated third party. On May 28, 1998, the Company's U.S. underwriters exercised their option to purchase 2.0 million additional shares of common stock to cover over allotments. The Company purchased the additional shares from SBH resulting in no change to the total number of shares outstanding.

  At September 30, 1998, the public held 27.85 million shares or 27.85% of the Company's common stock.

REDUCED DEMAND FOR ADVERTISING; RESTRUCTURING

  Margin pressure on computer equipment manufacturers, industry and product delays, lower demand in Asia and a focus on the Year 2000 transition are contributing to a reduced demand for advertising in the Company's business magazines (principally PC Magazine, PC Computing, Computer Shopper and PC
Week). The Company believes these factors will continue, and as announced on October 8, 1998, expects that EBITDA for the fourth quarter of 1998 will be significantly lower than EBITDA for the fourth quarter of 1997.

  As a result of this reduced demand, the Company also announced on October 8, 1998 a company-wide restructuring in which it will discontinue three publications (Internet Business, Equip and Windows Pro), streamline operating support services, consolidate certain facilities and reduce its workforce by approximately 10%. The Company expects to take a one-time pre-tax charge of $50 to $60 million in the fourth quarter as part of this restructuring.

  See "--Liquidity and Capital Resources--Credit Facility" below.

PRESENTATION OF FINANCIAL INFORMATION

  The Company had no operations prior to the Reorganization and initial public offering. The financial information presented is the consolidated financial statements of Ziff-Davis Inc. and includes the combined results of ZD Inc. and ZD Events Inc. prior to the Reorganization prepared in a manner similar to a pooling of interests transaction.

  The acquisition of the MAC Assets described above has been accounted for in a manner similar to a "pooling of interests" as if all entities involved were under common control.

RESULTS OF OPERATIONS

  Comparison of the three months ended September 30, 1998 and 1997 (unaudited)

  Revenue--Revenue for the third quarter of 1998 was $226.0 million compared to $224.0 million for the third quarter of 1997, an increase of $2.0 million or 0.9%. The comparability of 1998 and 1997 third quarter results was affected by the accounting treatment for certain publications transferred to or from joint ventures, as well as the shift in timing of an event, which are described below. Excluding these factors, revenue for the third quarter of 1998 decreased by $4.4 million or 2.0% compared to the same period in 1997.

  Publishing--The decline in the publishing segment's revenue primarily relates to transferring certain publications to or from joint ventures. Excluding such transfers, publishing segment revenue increased $0.6 million. Growth in advertising in the Company's Internet business (ZDNet), consumer publications and new publications launched in 1998 was partly offset by lower advertising in business publications. Advertising revenue was lower in the business publications principally due to factors affecting the computer technology industry during the period (as described in "Reduced Demand for Advertising; Restructuring" above).

  On May 1, 1998, the Company acquired its joint venture partner's 50% interest in Family PC magazine. The Company now owns 100% of the magazine and its results are included in the consolidated results from the acquisition date. This publication contributed $3.9 million of revenue in the 1998 quarter but was not consolidated in the 1997 quarter.

  In October 1997, the Company transferred its Macuser and MacWeek magazines to form a 50/50 joint venture (Mac Publishing, LLC) with another publishing company. These publications contributed $8.0 million of revenue in the third quarter of 1997 but are no longer consolidated in the Company's results for 1998.

  Events--Revenue from the events segment increased $5.5 million or 22.9%, representing the net impact of the production of Seybold San
Francisco/Publishing 98 in the third quarter of 1998 as compared to the fourth quarter of 1997, offset by declines in revenue at smaller events.

 Cost of production

  Cost of production increased $.8 million or 1.2% from the 1997 period. Publishing cost of production declined $0.2 million primarily related to a decline in advertising pages produced. The events segment increased by $1.0 million primarily related to the production of Seybold San
Francisco/Publishing 98.

 Selling, general and administrative

  Selling, general and administrative expenses were $139.5 million for the 1998 third quarter compared to $143.1 the million in the third quarter of 1997, a decrease of $3.6 million or 2.5%. The decline is primarily related to headcount reductions from the integration of operations related to the Reorganization.

  Expenses for the 1998 period included $3.9 million for spending on recently launched publications.

 Depreciation and amortization

  Total depreciation and amortization expense was $37.8 million for the 1998 period compared to $39.7 million in the 1997 quarter, a decrease of $1.9 million or 4.7%. The decline was the result of certain assets being fully depreciated or amortized in 1997.

 Interest expense, net

  Net interest expense declined to $29.1 million for the 1998 period from $47.7 million in 1997. The reduction was attributed to a lower level of debt outstanding due to principal repayments and the capitalization of $908.7 million of intercompany indebtedness as part of the Reorganization. The weighted average cost of debt did not change significantly between the periods.

 Other non-operating income, net

  Other non-operating income primarily reflects the Company's equity share of earnings and losses from joint ventures and fees earned from management of events not produced by the Company. Income of $4.5 million for the 1998 quarter increased $2.1 million from the $2.4 million earned in the 1997 period, reflecting the Company's equity share of earnings from Mac Publishing, LLC., which was formed in August 1997. The increase was partly offset by a revised royalty and fee arrangement for the events business managed by the Company in Japan in 1998 which is based on the profits of the events rather than a fixed monthly management fee as in 1997.

 Income taxes

  The Company's taxable income for 1998 will be significantly greater than the pre-tax results reported in its financial statements. The difference results from certain items which are non-deductible for income taxes, primarily losses generated from the MAC Assets prior to their purchase by the Company and non-deductible goodwill amortization expense. Consequently, the Company's effective tax rate for the year will differ from the U.S. federal statutory rate of 35%. In accordance with generally accepted accounting principles, the Company records income taxes on a quarterly basis based on its projected annual effective tax rate.

  The income tax benefit was $35.0 million and $.3 million for the third quarters of 1998 and 1997, respectively. The increase was due primarily to the losses with respect to the MAC Assets, which were not deductible until the MAC assets were purchased by the Company on May 4, 1998. The income tax benefit for the period results from applying the Company's estimated annual effective tax rate to the pretax loss for the nine months ended September 30, 1998.

 Net loss

  As a result of the changes described above, the net loss for the third quarter of 1998 was $4.5 million compared to a net loss of $66.6 million for the third quarter of 1997.

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

  EBITDA for the third quarter of 1998 was $27.5 million compared to $20.5 million for the third quarter of 1997. Excluding the impact from the timing of Seybold San Francisco/Publishing 98, results improved by $1.1 million over the same quarter last year as growth in advertising sales from the Internet business and consumer publications as well as the Company's cost reduction efforts more than offset the decline in advertising sales in the business publications. In addition, results for the third quarter of 1998 include $2.4 million of losses from new publications.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 (UNAUDITED)

 Revenue

  Revenue for the nine months ended September 30, 1998 was $730.5 million compared to $750.2 million for the nine months ended September 30, 1997, a decrease of $19.7 million or 2.6%. The comparability of 1998 and 1997 nine month results was affected by the accounting treatment for certain publications transferred to or from joint ventures as well as the shift in timing of an event. Excluding these factors, revenue for the nine months ended September 30, 1998 decreased by $2.4 million, or 0.3% compared to the same period in 1997.

  Publishing--The decline in the publishing segment's revenue resulted from transferring certain publications to or from joint ventures. Excluding such transfers, publishing segment revenue improved $6.5 million or 1.0%. Consistent with the results reported for the three month period, the increase was due to growth in advertising in the Company's Internet business (principally ZDNet) and consumer publications partly offset by lower advertising in business publications. Advertising revenue was lower in the business publications principally due to factors affecting the computer technology industry during the period (as described in "Reduced Demand for Advertising; Restructuring" above)

  Revenues for the Macuser and MacWeek magazines contributed to Mac Publishing LLC were $31.9 million for the nine months ended September 30, 1997 but, were not consolidated into the Company's results for the same period in 1998. On May 1, 1998, the Company acquired its joint venture partner's 50% interest in Family PC magazine. The Company now owns 100% of the magazine and its results are included in the consolidated results from the acquisition date. Revenue from Family PC included in the 1998 nine months results is $4.8 million.

  Events--Revenue from the events segment increased $1.0 million or 0.8%, primarily resulting from the shift in timing of Seybold San
Francisco/Publishing 98 offset by revenue declines for smaller events.

 Cost of production

  Cost of production decreased $7.7 million or 3.5% from the 1997 period. Publishing cost of production declined $2.8 million due to lower advertising pages produced. The events segment accounted for $4.9 million of this decrease, primarily attributable to the lower usage of exhibition space for the period, partially offset by the shift in timing of Seybold San Francisco/Publishing 98.

 Selling, general and administrative

  Selling, general and administrative expenses were $423.8 million for the nine months ended September 30, 1998 compared to $426.4 million for the nine months ended September 30, 1997, a decrease of $2.6 million or 0.6%. Included in the 1998 period were $3.2 million of one-time costs for office relocations and $9.9 million of costs related to launches of new publications. Excluding the one-time costs, recurring expenses decreased 1.4%, principally related to efficiencies realized in combining the publishing and events business through the Reorganization and in particular, the consolidation of the two former events entities into one business unit.

 Depreciation and amortization

  Total depreciation and amortization expense was $114.6 million for the 1998 period compared to $117.7 million in the 1997 period, a decrease of $3.1 million or 2.6%. The decline was the result of certain assets being fully depreciated or amortized in 1997.

 Interest expense, net

  Net interest expense declined to $111.2 million for the 1998 period from $141.3 million in 1997. The reduction was attributed to a lower level of debt outstanding due to principal repayments and the capitalization of $908.7 million of intercompany indebtedness as part of the Reorganization. The weighted average cost of debt did not change significantly between the periods.

 Other non-operating income, net

  Income of $8.8 million for the 1998 period increased $1.2 million from the $7.6 million earned in the 1997 period. The increase was due to the Company's share of earnings from Mac Publishing, LLC, partly offset by the revised royalty and fee arrangement for the events business managed by the Company in Japan.

 Income taxes

  The combined income tax benefit was $33.6 million and 1.0 million for the nine months ended September 30, 1998 and 1997, respectively. The increase was due primarily to the losses with respect to the MAC Assets, which were not deductible until the MAC Assets were purchased by the Company on May 4, 1998. The income tax benefit for the period results from applying the Company's estimated annual effective tax rate to the pretax loss for the nine months ended September 30, 1998.

 Net loss

  As a result of the changes described above, the net loss for the nine months ended September 30, 1998 was $86.2 million compared to a net loss of $143.8 million for the nine months ended September 30, 1997.

 EBITDA

  EBITDA for the nine months ended September 30, 1998 was $106.0 million compared to $114.2 million for the period in 1997. Results were unfavorable as compared to 1997 primarily due to the lower level of advertising in the higher margin business publications as well as a decline in the earnings from the COMDEX/Spring event, partly offset by the shift in timing of Seybold San Francisco/Publishing 98. In addition, during the nine months ended September 30, 1998 the Company recorded $3.2 million of one-time costs for office relocations and incurred $6.4 million of losses from new publications.

LIQUIDITY AND CAPITAL RESOURCES

  Historically, the Company's financing requirements have been funded through intercompany loans and advances. As previously discussed, the Company's capital structure has been significantly changed through the Reorganization.

  Cash and cash equivalents were $27.2 million at September 30, 1998, a decrease of $3.1 million from $30.3 million at December 31, 1997. The decrease was due to the factors described below.

  Cash provided by operations was $82.8 million for the nine months ended September 30, 1998 compared to a use of $20.7 million for the same period in 1997. The increase was attributed to the Company's lower losses and a decrease in funding to affiliates for the 1998 period.

  Cash used in investing activities for the nine months ended September 30, 1998 totalled $40.6 million compared to $21.7 million for the 1997 comparable period. For both periods, the majority of these expenditures were for computer equipment and leasehold improvements. Other investments represent the Company's investment in Deja News. Acquisitions in the 1998 period relate to the Company's acquisition of a tradeshow in Canada, an additional 50% interest of Family PC magazine and a European marketing database company. Acquisitions for the 1997 period reflect the purchase of a 70% interest in GameSpot, Inc. The Company projects it will spend approximately $35 million, net of tenant improvement credits, during 1998 in connection with the building and furnishing of new office space for the Company's New York offices to be occupied during 1999.

  Cash used in financing activities totaled $45.3 million for the nine months ended September 30, 1998, representing proceeds from the Reorganization and the initial public offering of $1,863.3 million, net of transaction costs, and funding from the parent company of $20.4 million, offset by the repayment of debt and amounts due to affiliates of $1,614.5 million. Cash provided by financing activities in the same period in 1997 amounted to $50.2 million representing capital contributions partly offset by repayments of intercompany debt.

  The Company believes, based on its current level of operations and anticipated growth, that the Company's ability to generate cash, together with cash on hand and available lines of credit, will be sufficient to make required payments of principal and interest on the Company's indebtedness and to fund anticipated capital expenditures and future working capital requirements over the next 12 months. However, actual capital expenditures may change, particularly as a result of any acquisitions the Company may pursue.

CREDIT FACILITY

  For the reason described under "Reduced Demand for Advertising; Restructuring" above, the Company expects its debt to EBITDA ratios at December 31, 1998 to be above the levels required by its credit facility at such date. Based on preliminary discussions with the lead banks for the credit facility, the Company expects the banks, in return for a negotiated fee and increase in interest rates under the credit facility, to be cooperative in modifying, prior to the end of year, the debt covenants as required. The Company is currently in compliance with it covenants under the credit facility.

INTEREST RATE SWAPS

  On June 10, 1998, the Company entered into interest rate swap agreements, with an aggregate notional amount of $550 million. Under these swap agreements, which commenced on August 10, 1998, the Company will receive a floating rate of interest based on three-month LIBOR, which resets quarterly, and the Company will pay a fixed rate of interest each quarter for the terms of the respective agreements. The weighted average fixed rate the Company will pay under these agreements is 5.85%. The Company has entered into these agreements solely to hedge its interest rate risk under its floating rate bank debt.

ZDTV

  The Company has entered into a license and services agreement with MAC to develop ZDTV. ZDTV is indirectly owned by MAC, but as part of the license and services agreement, MAC has granted the Company an option exercisable through December 31, 1998 to purchase all of MAC's interest in ZDTV for an amount equal to MAC's investment plus 10% per annum for the period of its investment. Pursuant to the license and services agreement, the Company has agreed to fund ZDTV's operations on behalf of MAC through unsecured advances, which for approved levels of expenditures are to be reimbursed by MAC. Such advances bear interest at the 30-day LIBOR rate plus 0.50%. ZDTV's cash requirements for 1998 are currently expected to be approximately $55.2 million, of which $40.3 million had been spent through September 30, 1998. The Company has not yet determined whether it will exercise its option to purchase MAC's interest in ZDTV. If the option is exercised, the Company estimates that the option price would be approximately $85 to $95 million, of which approximately $55 million to $65 million would be satisfied by cancellation of the unsecured advances and the remainder would be paid in cash. Any such purchase will depend upon securing sufficient cable carriage, which may include entering into a joint venture or other co-ownership arrangement. Other than advances to ZDTV which are reported on the Company's balance sheet, the results of operations of ZDTV are not included in the Company's results.

YEAR 2000

  During 1997, the Company began a review of its computer systems and related software to identify systems and software which might malfunction due to a misidentification of the Year 2000. The Company is using both internal and external resources to identify, correct or reprogram, and test systems for Year 2000 readiness. Some of the Company's computer systems and databases, including its subscription fulfillment and payroll systems, are managed by third parties under contractual arrangements. The Company has requested those third parties to advise the Company as to whether they anticipate difficulties in addressing Year 2000 problems and, if so, the nature of such difficulties. Management of the Company has not finally determined the cost associated with its Year 2000 readiness efforts and the related potential impact on the Company's results of operations. Amounts expended to date have not been material. There can be no assurances that the Company's systems or systems of other companies on which the Company relies will be converted in time or that any such failure to convert by the Company or another company will not have an adverse effect on the Company's financial condition or position. After evaluating its internal compliance efforts as well as the compliance of third parties as described above by the end of calendar year 1998, the Company will develop during 1999 contingency plans to address situations in which various systems of the Company, or of third parties with which the Company does business, are not Year 2000 compliant. Any Year 2000 compliance problem could have a material adverse effect on the Company's business, results of operations and financial condition. Management believes a likely "worst case scenario" is that some customers and vendors will be unable to complete transactions on a timely basis which may have an adverse impact on the timing of the Company's cash flows and potentially the Company's ability to deliver products or services.

FORWARD-LOOKING STATEMENTS

  Certain statements contained in this Form 10-Q and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements which are subject to various risks and uncertainties. Actual results could differ materially from those discussed herein. Important factors that could cause or contribute to such differences include those discussed under the caption "Risk Factors" in the Prospectus dated April 28, 1998 contained in the Company's Registration Statement on Form S-1 (File No. 333-46493).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Not applicable

                          PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

 Softbank Interactive Marketing

  The Company was named as a defendant in an action, filed on April 17, 1998 in the Supreme Court of the State of New York, by minority shareholders of SOFTBANK Interactive Marketing Inc. ("SIM"), formerly an indirect subsidiary of Softbank. The complaint alleges, among other things, that SBH, SIM's majority shareholder, acting with the Company and two of its senior officers and directors who were directors of SIM (and who were also named as defendants), had conflicts of interest between SIM and other Softbank investments (including investments in the Company) and failed to act in the best interests of SIM and the minority shareholders by taking actions which benefited the Company. The complaint states claims based on common law fraud, breach of fiduciary duty and aiding and abetting theories and seeks in excess of $200 million in damages. The Company and the other defendants have moved to dismiss all of the claims against them other than a breach of contract claim which is solely against SBH.

  Although the outcome of this case cannot be predicted, the Company believes that there are substantial defenses to the claims and intends to defend vigorously.

 Securities Class Action Litigation

  On October 8, 1998, the Company announced that anticipated results for the fourth quarter would be below expectations and that, as a result, a Company-wide restructuring would be implemented. Following a decline in the price per share of the Company's common stock after the announcement, seven securities class action suits have been filed against the Company and certain of its directors and officers in the United States District Court for the Southern District of New York.

  The complaints allege that defendants violated Sections 11, 12(a) (2) and 15 of the Securities Act of 1933 in connection with the registration statement filed by the Company with the Securities and Exchange Commission relating to the initial public offering of the Company's common stock on April 29, 1998 (the "IPO"). More particularly, the complaints allege that the registration statement contained false and misleading statements and failed to disclose facts that could have indicated an impending decline in the Company's revenue. The complaints seek on behalf of a class of purchasers of the Company's common stock from the date of the IPO through October 8, 1998 unspecified damages, interest, fees and costs, recission, and injunctive relief such as the imposition of a constructive trust upon the proceeds of the IPO.

  The complaints are as follow: Napoli v. Ziff-Davis Inc., et al., No. 98 Civ. 7158 (filed Oct. 9, 1998); Steinberg, et ano. v. Ziff-Davis Inc., et al., No. 98 Civ. 7205 (filed Oct. 13, 1998); Flinker v. Ziff-Davis Inc., et al., No. 98 Civ. 7231 (filed Oct. 14, 1998); Koenig v. Ziff-Davis Inc., et al., No. 98 Civ. 7260 (filed Oct. 15, 1998); Schindler v. Ziff-Davis Inc., et al., No. 98 Civ. 7418 (filed Oct. 19, 1998) Miller v. Ziff Davis Inc., etal., No. 98 Civ. 7541 (filed Oct. 23, 1998); and Felgoise v. Ziff-Davis Inc., et al., No. 98 Civ. 8045 (filed Nov. 9, 1998). All of the complaints have been assigned to Judge Shirley Wohl Kram. Service upon defendants has not yet been effected.

  Although the outcome of these cases cannot be predicted, the Company believes that there are substantial defenses to the claims and intends to defend vigorously.

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

  b) Reports on Form 8-K

  None

                                   SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Ziff-Davis Inc.

                                                  /s/ Timothy C. O'Brien
Date: November 16, 1998                   By __________________________________
                                                    TIMOTHY C. O'BRIEN
                                             CHIEF FINANCIAL OFFICER, DIRECTOR

                                          (On behalf of Registrant and as
                                           Principal Financial Officer)

                                                     /s/ Mark D. Moyer
Date: November 16, 1998                   By __________________________________
                                                       MARK D. MOYER
                                               VICE PRESIDENT AND CONTROLLER

                                          (On behalf of Registrant and as
                                           Principal Accounting Officer)