Form 10-K
period 1998-12-31
ZIFF DAVIS INC
filed 1999-03-29
CIK 1055131

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                   FORM 10-K

    [X]ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

    [_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                                     1-9676
                             Commission File Number

                                ---------------

                                ZIFF-DAVIS INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                               13-3987754
    (State or other jurisdiction of     (I.R.S. Employer Identification Number)
     incorporation or organization)

                      One Park Avenue, New York, NY 10016
             (Address of principal executive offices and zip code)

       Registrant's telephone number, including area code: (212) 503-3500

                                ---------------

            Shares registered pursuant to Section 12(b) of the Act:
          Title of Each Class                Name of Each Exchange on which
             ------------                              Registered
      Common Stock, $.01 par value           -----------------------------
                                                New York Stock Exchange

            Shares registered pursuant to Section 12(g) of the Act:
                                 Not Applicable

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $768,220,000 at March 23, 1999 based upon the closing price for shares of the registrant's Common Stock as reported on the New York Stock Exchange Composite Tape on that date.

  At March 23, 1999 the number of shares outstanding of the registrant's Common Stock was 103,108,291.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Ziff-Davis Inc. intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement relating to Ziff-Davis Inc.'s 1999 Annual Meeting which is incorporated by reference into Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                ZIFF-DAVIS INC.

                            Index to 1998 Form 10-K

                                                                          Page
                                                                          ----
 PART I
 Item 1.  Business...................................................        3
 Item 2.  Properties.................................................       14
 Item 3.  Legal Proceedings..........................................       15
 Item 4.  Submission of Matters to a Vote of Security Holders........       16

 PART II
 Item 5.  Market for the Registrant's Common Equity and Related
          Stockholder Matters........................................       16
 Item 6.  Selected Financial Data....................................       17
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................       17
 Item 7A. Quantitative and Qualitative Disclosures About Market
          Risk.......................................................       17
 Item 8.  Consolidated Financial Statements..........................       17
 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure...................................       17

 PART III
 Item 10. Directors and Executive Officers of the Registrant*........       17
 Item 11. Executive Compensation*....................................       17
 Item 12. Security Ownership of Certain Beneficial Owners and
          Management*................................................       17
 Item 13. Certain Relationships and Related Transactions*............       17

 PART IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K...................................................       18

 SIGNATURES...........................................................      21

 APPENDIX.............................................................     F-1

* These items are omitted because the registrant intends to file with the Securities and Exchange Commission, not later than 120 days after the close of its fiscal year, a definitive proxy statement relating to Ziff-Davis Inc.'s Annual Meeting containing the information required to be disclosed under Part III of Form 10-K.

                                     PART I

ITEM 1. BUSINESS

  Ziff-Davis Inc. ("Ziff-Davis") is a leading media and marketing company that provides information on computing and technology, including the Internet. Ziff-Davis is focused on the businesses of print publishing, trade shows and conferences, Internet, market research, education and television. Ziff-Davis provides technology companies worldwide with marketing strategies for reaching key decision-makers. Ziff-Davis operates in three primary business segments: 1) publishing, 2) tradeshows and conferences and 3) Internet (referred to as "ZDNet"). Beginning in 1999, Ziff-Davis will operate a fourth segment, television. For financial information on Ziff-Davis' business segments see Notes 19 and 21 in the Consolidated Financial Statements beginning on page F-16.

Formation of the Corporation

  Ziff-Davis, a Delaware corporation, was formed through an initial public offering and a reorganization that were completed on May 4, 1998. On February 4, 1998, a nonstock corporation, ZD Inc., was formed in contemplation of a reorganization and initial public offering of Ziff-Davis. Upon completion of the initial public offering (described below), Ziff-Davis Inc. was renamed ZD Inc. and ZD Comdex and Forums was renamed ZD Events Inc. and ZD Inc. was renamed Ziff-Davis Inc.

  On May 4, 1998 SOFTBANK Corp., through its wholly owned subsidiary SOFTBANK Holdings Inc. ("SBH"), completed a reorganization whereby the common stock of ZD Inc. and ZD Events Inc. were contributed to Ziff-Davis in exchange for 73,619,335 shares of Ziff-Davis Common Stock. Concurrent with the reorganization, Ziff-Davis (1) completed an initial public offering of 25,800,000 common shares at an initial public offering price of $15.50 per share, (2) issued $250,000,000 of 8 1/2% subordinated notes due 2008,
(3) entered into a $1,350,000,000 credit facility with a group of banks under which $1,250,000,000 was borrowed and (4) converted $908,673,000 of intercompany indebtedness to equity. In addition, Ziff-Davis received approximately $9,107,000 of fixed assets from Kingston Technology Company ("Kingston"), a related party, in exchange for 580,645 shares of Ziff-Davis Common Stock and $107,000 in cash. These assets have been subsequently leased back to Kingston. Total shares of Ziff-Davis Common Stock issued to Softbank were 74,200,000.

Industry Background

  Technology continues to be one of the largest and fastest growing sectors of the U.S. economy. The market for technology goods and services is rapidly expanding due to increased integration of computers into the workplace and home, shortened product life cycles and increased use of the Internet. The demand for computer technology to enhance productivity and the increasing number of applications in the areas of education, entertainment and communications has dramatically increased the number of computers in use worldwide, from 150 million in 1993 to over 300 million in 1997. This increase in computer usage has significantly broadened the consumer and business markets for computer technology. In addition, rapid technological advances have shortened product life cycles. Today, the estimated marketable product life of a PC is less than six months as compared to five years in 1981. The Internet has also become a widely accepted information tool. In 1998 Forrester Research Inc. estimated that the number of adult Web users would reach 51 million in the U.S. by the end of 1998 and would grow to 99 million by the end of 2001.

  These factors have led to increased demand among buyers and users of computer technology product for objective, up-to-date information and analysis. To meet this demand, sellers of computer technology products need to effectively advertise to increase sales, educate consumers, improve end-user satisfaction and build brand loyalty. Computer technology-focused media enables sellers to communicate their message effectively by targeting a focused customer base. As a result of a broadening consumer base containing favorable demographics, computer technology publications and other media are becoming increasingly attractive as a platform for consumer product advertising.

 Computer Technology Print Publications Market

  Advertising and circulation revenue for computer-oriented print publications grew on average 10% a year from 1994 to 1997, totaling $1.7 billion in 1997. However, in 1998 computer advertising pages decreased 8% as compared to 1997, according to Adscope and CMR. Ziff-Davis believes the decline in the technology advertising market is due mainly to continuing margin pressure on computer equipment manufacturers, industry and product delays, lower demand in Asia and a focus on the Year 2000 transition.

 Computer Technology Trade Shows

  Trade show attendees are presented with product advertisements in the form of exhibits and "editorial" content in the form of conferences and other ancillary forums. Producers of trade shows and conferences generate revenue from exhibit space sales, advertising and attendance fees. Trade shows and conferences allow sellers to conduct a large volume of face-to-face sales presentations to qualified buyers in a short period of time. Professional attendees include hardware and software manufacturers and developers, sales and distribution personnel and large volume end-users. Industry leaders such as Microsoft Corporation and Cisco Systems, Inc. use these events to promote the launch of important products in order to reach top-ranking decision-makers in the computer technology industry.

  Trade shows are an increasingly important marketing strategy for information technology vendors and can be an effective medium for generating and closing sales. In 1998 estimated exhibit space revenue from North American computer-product trade shows was approximately $686 million, exhibit square footage rose 17% from 1997, the number of exhibiting firms increased 26% from 1997 and attendance at such shows rose 20% from 1997.

 Growth Of The Internet And Demand For Technology Related Content

  As the internet gains acceptance as an advertising and commerce medium and Internet use continues to grow, technology will play an increasing role in everyday life. According to Dataquest, worldwide end user spending for information technology products and related services is expected to be approximately $2 trillion in 1999 and grow 10% to 15% annually over the next three years. With the growth of the Internet and the widespread use of personal computers, cellular phones, pagers and personal digital assistants, technology has become an area of broad general interest. Users of technology products and services confront an increasingly complex marketplace due to the rapid pace of technological change and the frequent introduction of new products and services. The prevalence of technology and the growing number of technological choices heighten the demand for up-to-date, comprehensive information about technology-related products and services.


Publishing Segment

  Ziff-Davis is a leading computer-related magazine publisher, with 26 primary U.S. and international titles, including its joint ventures, and over 50 licensed publications, totaling more than 75 publications distributed worldwide. Ziff-Davis' publications have a combined circulation of approximately seven million primary readers worldwide. Approximately 61.5% of total revenue for the year ended December 31, 1998, was attributable to its print publishing business. Ziff-Davis' magazines are designed to appeal to a target audience of sophisticated customers in the business and consumer markets by providing high-quality editorial content. Ziff-Davis produces monthly magazines that provide comparative, laboratory-based product reviews and news weeklies that provide product and industry news and analysis. Ziff-Davis also serves the developing market for lifestyle and entertainment publications that focus on technology. Ziff-Davis' publications also include magazines related to the electronic gaming industry.

  Ziff-Davis believes its leading position in the computer publishing market is based upon:

  . Leading Brands in Key Categories. In 1997, Ziff-Davis' PC Magazine, PC
    Week and Computer Shopper magazines were the top three computer magazines in the U.S. and among the top 25 U.S. magazines, each as measured by total revenue.

  . Strength in Advertising, Circulation and Newsstand Sales. In 1997, Ziff-
    Davis accounted for 36.8% of all advertising and circulation dollars spent in computer periodicals. Ziff-Davis' U.S. publications have a total circulation of approximately six million primary readers, and Ziff-Davis has a worldwide circulation of approximately seven million primary readers. In 1998, PC Magazine's circulation was greater than that of Business Week, Fortune or Forbes. With respect to newsstand sales, Ziff-Davis' publications accounted for 50.1% of all computer magazines sold in the first six months of 1998.

  . High Quality Editorial Content. Ziff-Davis' top editors and columnists are supported by laboratory-testing facilities, producing widely acknowledged authoritative benchmarks for determining product quality. Ziff-Davis' comprehensive content attracts focused audiences, thereby attracting leading advertisers and exhibitors to its products and services.

  . Successful Development of New Publications for Emerging Sectors. Ziff-
    Davis has successfully introduced or acquired publications targeted at the consumer market (FamilyPC and Computer Gaming World), technology lifestyle (Yahoo! Internet Life), Internet professionals (Inter@ctive
    Week) and resellers (Sm@rt Reseller).

 Advertising Sales

  Ziff-Davis seeks to assist its advertisers in maximizing the return on their marketing investment. Advertising sales accounted for 77.6% of Ziff-Davis' total print publishing revenue for the year ended December 31, 1998. A relatively small number of advertisers contribute a significant percentage of Ziff-Davis' advertising revenue. In 1998, Ziff-Davis' top 20 advertising customers accounted for approximately 37.1% of its advertising revenue. These advertising clients, and Ziff-Davis' other advertising clients, may not continue to use Ziff-Davis' services to the same extent, or at all, in the future. A significant reduction in advertising by one or more of Ziff-Davis' largest clients would have a material adverse effect on its profit and liquidity.

 Circulation

  Ziff-Davis maintains centralized circulation operations, enabling it to capitalize on its successful practices on a timely basis across all publications. Ziff-Davis strives to increase its readership by building relationships with distributors, retailers and subscribers. Revenue from circulation of Ziff-Davis' paid-circulation magazines accounted for 19.6% of Ziff-Davis' total print publishing revenue in 1998. This was comprised of subscription sales (10.2% in 1998) and newsstand sales (9.4% in 1998). Ziff-Davis' publications have a total circulation of approximately seven million primary readers worldwide.

 International, Licensing and Joint Ventures

  In its international publications, Ziff-Davis seeks to maximize global reach, maintain content quality and reduce the cost of entering new markets. Through subsidiaries, Ziff-Davis currently has publishing operations in France, the United Kingdom and Germany. Ziff-Davis also has over 50 licensed publications worldwide. Ziff-Davis' licenses are generally three to five year agreements that provide for a minimum annual royalty against a percentage of revenue. Ziff-Davis also operates with a number of joint venture partners, including IDG in the U.S., Richina Media Holdings and other local agencies in China and APN Computing Group in Australia.

 U.S. Publications

  Business Magazines. In the U.S. market, Ziff-Davis publishes seven computer publications directed to business buyers, including four paid-circulation magazines and three controlled-circulation weeklies or bi-weeklies. Each publication produces authoritative, independent guidance that Ziff-Davis believes is generally considered to be the primary product resource in its market segment. Macworld is published by Mac Publishing L.L.C., a joint venture with IDG.

  PC Magazine provides corporate buyers of computer technology with comprehensive laboratory-based comparative reviews of PC hardware, software and networking products, with a focus on technical specifications. With a paid circulation of more than 1.18 million, PC Magazine is the largest circulation computer magazine in the world, accounting for 37.8% of all computer advertising revenue in directly competitive U.S. publications in 1998. PC Magazine also produces two newsstand-only specials: Your New PC (buying advice for less sophisticated computer buyers) and InternetUser (reviews of Internet products).

  PC/Computing offers reviews of computer products, focusing on productivity and usability. A monthly publication, it is one of only three computer magazines to have reached a circulation of over one million readers.

  Computer Shopper provides buying advice, product evaluations and technology coverage, including availability, pricing, specifications and configurations of thousands of computer products. Computer Shopper has a newsstand circulation of approximately 260,000 (the largest newsstand sales of any computer publication).

  PC Week provides enterprise product buyers and information technology professionals at large corporate computing sites with timely information on products, companies and general industry news. PC Week has a controlled circulation of over 400,000.

  Inter@ctive Week provides Internet and telecommunications professionals with information on products, events, services, strategies, alliances and key players. With a controlled circulation of over 150,000, Inter@ctive Week became one of the leading publications for the digital communications technology industry in less than three years.

  Sm@rt Reseller, a bi-weekly publication, provides value-added resellers, system integrators, distributors, Web developers and Internet service providers with in-depth news and analysis on business and technology. Sm@rt Reseller currently has a controlled circulation of over 65,000.

  Macworld provides Macintosh buyers with comparative, laboratory-based product evaluations, reviews and information about Macintosh products, supported by a product testing facility which Ziff-Davis believes is the most advanced in the Macintosh industry. Macworld has a qualified circulation of over 500,000 and is published through a joint venture.

  Consumer Magazines. Ziff-Davis publishes six magazines that serve the rapidly growing consumer market in order to meet the varying needs of computer enthusiasts, net surfers, family buyers and gamers.

  Electronic Gaming Monthly targets video game enthusiasts and offers news, information and product reviews about the latest games on ten different game systems. This monthly publication has a paid circulation of more than 390,000. Expert Gamer (formerly known as EGM/2/), a companion publication to Electronic Gaming Monthly with a paid circulation of more than 190,000, offers in-depth strategies, exclusive tips and tricks and comprehensive maps and walk-throughs of the latest games.

  Yahoo! Internet Life is a leading Internet consumer magazine. Yahoo! Internet Life has a paid circulation of more than 450,000 readers. It is designed to be an entertaining and authoritative guide to the Internet, targeting an influential, affluent and early-adopting group of readers. Ziff-Davis has an exclusive license from Yahoo! Inc. to use Yahoo! in the title of a print magazine.

  Computer Gaming World provides computer game enthusiasts with results-oriented gaming information. Computer Gaming World serves more than 280,000 game enthusiasts and is the oldest and one of the largest computer game publications.

  Official U.S. PlayStation Magazine assists Sony PlayStation users in getting the most out of their game consoles by providing up-to-date news, interviews and insights. This publication has a paid circulation of over 175,000 PlayStation game fans.

  FamilyPC is specifically targeted to households with children and has a paid circulation of over 400,000. Written by parents for parents in easy to understand language, its purpose is to assist families in selecting computers and software and thereafter ensure that they get a rewarding, productive and educational experience from them.

 International Publications

  Ziff-Davis publishes in the United Kingdom PC Magazine, PC Direct, PC Gaming World and IT Week; in Germany PC Professionell, PC Direkt and Internet Professionell; in France PC Expert and PC Direct; and in the People's Republic of China PC Week, PC Computing, PC Magazine and Sm@rt Reseller through a venture with Richina Media Holdings and local agencies in China.

  PC Magazine (U.K.), PC Expert, PC Professionell, and PC Magazine (China) are equivalents of PC Magazine (U.S.) adapted to their individual markets. Similarly, PC Direct (U.K.), PC Direct (France) and PC Direkt are intended to be equivalents of Ziff-Davis' U.S. publication, Computer Shopper. IT Week includes material from Inter@ctive Week and ZDNet News in addition to local content.

 Education

  Ziff-Davis publishes computer training products and services for end-users and advanced technology professionals. Its products and services include Internet-based training, computer-based training, instructor-led courseware and customization tools. Ziff-Davis believes its education offerings extend the Company's reach and brand reputation while permitting it to attract and retain customers.

  Ziff-Davis produces software-specific newsletters and technology information, with approximately forty titles. Generally published monthly, the titles include time-saving tips and techniques on products such as Windows 95, Novel NetWare, Visual Basic, Word, Excel, Microsoft Office, PhotoShop and Windows NT, in addition to several programming and operating systems journals.

  ZDU is an Internet-based technology educational service through which Ziff-Davis provides interactive instructor-led training to subscribers. The ZDU service is closely integrated with ZDNet.

 Market Research

  Ziff-Davis' market research division develops, analyzes and compiles a wide variety of information on computer technology issues ranging from current technical aspects to decision making trends. The ZD Market Intelligence, or ZDMI, unit focuses on installed and planned technology hardware and software purchases. It is a leading source in North America and Europe of fact-based information for the computer and communications industries. ZDMI is an important part of Ziff-Davis' effort to be a single source marketing solution, as it provides marketing customers with important targeting information. ZDMI's databases are built from more than 45,000 telephone interviews per month and contain data on installed and planned computer and communications products and services at over 350,000 business sites in the U.S., Canada and eight European countries, according to Ziff-Davis estimates. ZDMI identifies and targets customers by tracking current activity and market share in the business, home and reseller channels. Customers use ZDMI's services to make important marketing decisions.

  Ziff-Davis also identifies and analyzes trends in the decision making process for computer technology consumers. This information indicates the criteria people focus on to select products beyond technical product specifications. Ziff-Davis' market research division also consolidates information obtained in each of the databases maintained by other operating divisions within Ziff-Davis, so that each division can offer Ziff-Davis' clients a wide range of information to meet their marketing needs across multiple platforms.

 Paper And Printing

  Ziff-Davis maintains strong relationships with its paper suppliers and printing companies. Ziff-Davis' main paper suppliers for its U.S. publications are Bowater, Blandin, Champion, Consolidated and Fraser, which provided 8%, 13%, 38%, 15% and 12%, respectively, of Ziff-Davis' paper supply in 1998 as measured by tonnage. Its paper supply contracts are generally two-to-three year agreements, with quarterly pricing adjustments, and are renewable on a staggered basis. Most agreements contain pricing clauses that seek to ensure the most competitive pricing on a quarter to quarter basis. Ziff-Davis has relationships with a number of printing companies, including R.R. Donnelley, Brown, Quadgraphics and Quebecor. Approximately 46% of Ziff-Davis' total printing expenditures for its U.S. publications are with R.R. Donnelley, which has a number of alternative printing sites. Printing contracts are generally two-to-three year agreements.

 Laboratory Testing

  Ziff-Davis is committed to laboratory-based product testing as an integral part of its editorial mission. For the year ended December 31, 1998, Ziff-Davis spent over $11 million in laboratory testing. Ziff-Davis' ZD Labs staff works with testers from many of Ziff-Davis' different publications to provide comprehensive, objective test results to assist buying decisions. In addition to the core ZD Labs staff, the PC Magazine, PC Week, Computer Shopper and PC/Computing publications maintain their own staff and/or testing space. The ZD Labs testing facility tests thousands of products and systems each year and conducts large-scale tests to simulate corporate installations. Ziff-Davis believes ZD Labs gives it a competitive advantage in terms of staffing, equipment and access to the technology necessary to effectively evaluate products.

Events Segment

  Ziff-Davis is a leading producer of trade shows, conferences and customized marketing and educational programs for the computer industry in the U.S. Approximately 25.6% of Ziff-Davis' total revenue in 1998 was attributable to its trade show and conference business. The Company produces the industry-wide COMDEX events, which Ziff-Davis' predecessor acquired in April 1995, other segment-focused trade shows and conferences and customized events for specific clients. Ziff-Davis produced over 50 trade shows and conferences in 1998.

  The COMDEX/Fall event, held in the fourth quarter of each year, has been held for 19 years and is the number one ranked trade show for all industries in the U.S. as measured by total revenue, total exhibit space and number of attendees. In 1998, Ziff-Davis estimates that over two million people attended its trade shows and conferences worldwide. In addition to COMDEX/Fall, held annually in Las Vegas, Ziff-Davis produces eighteen other COMDEX events in thirteen countries.

  In 1998, Ziff-Davis produced eleven segment-focused "NetWorld+Interop" and "Seybold Seminars" trade shows in nine countries. The NetWorld+Interop trade shows focus on the networking/interconnectivity segment of the computer industry and the Seybold Seminars focus on technologies for publishing and graphic communications. Ziff-Davis also produces the following segment-focused trade shows:

  . WINDOWS WORLD, in conjunction with Microsoft Corporation,

  . EXPO COMM, servicing the worldwide telecommunications industry,

  . CommUnity, for the emerging corporate integrated data, voice and video segments,

  . COMDEX/Enterprise, focusing on solutions for the large corporate information technology infrastructures,

  . Java SM Business Expo SM, sponsored by Sun Microsystems, Inc. and focusing on the full range of Java(TM) technology for information technology professionals and

  . Support Services Conference & Expo, focusing on technology for help desk and information technology support services.

  Ziff-Davis also produces customized conferences that are designed to meet the marketing needs of specific clients. For example, Ziff-Davis produced the JavaOne series of conferences for Sun Microsystems, Inc., which were designed to introduce Java technology software to the developer community.

  Attendees at Ziff-Davis' trade shows and conferences cover a wide range of participants from the computer industry, including manufacturers, distributors, dealers, retailers, as well as value-added and other resellers and large corporate end-users. Each event includes an extensive conference program, providing a forum to exchange information germane to the particular event's focus. In addition, each event has one or more "keynote" sessions with speakers drawn from computer industry leaders. Ziff-Davis estimates that in 1998 over 8,000 companies participated as exhibitors in its trade shows and conferences.

 Sources Of Trade Show And Conference Revenue

  Exhibitor space fees accounted for 66.8% of Ziff-Davis' total trade show and conference revenue for 1998. Ziff-Davis believes most trade show producers receive virtually all of their revenue from the sale of exhibitor space fees. Ziff-Davis has actively sought to increase its revenue from other sources, including attendee fees, which accounted for 33.2% of all trade show and conference revenue in 1998.

  All exhibitors pay the same price per square foot of booth space, regardless of the exhibit hall selected or the location or size of the booth. Typically, a majority of exhibitors at each trade show commit to booth space for the next year's show. Ziff-Davis encourages this commitment through a prioritized booth selection procedure based upon seniority. Annual renewal is required for exhibitors to maintain their seniority. Exhibitors pay for space in two or three installments, the last of which is usually due six months prior to the upcoming event.

  Attendee fees accounted for 14.1% of Ziff-Davis' trade show and conference revenue for 1998, primarily from NetWorld+Interop and Seybold Seminiars events. Most COMDEX attendees are invited guests of exhibitors who receive complimentary admission tickets from Ziff-Davis for their customers and key prospects. This helps exhibitors ensure that their best customers and prospects will attend.

  Advertising revenue from Ziff-Davis' trade shows and conferences is derived principally from five products:

  .  a daily newspaper distributed during the show,

  .  the Program Exhibits Guide,

  . the Preview, a newspaper distributed to pre-registrants and certain prior year attendees before the show,

  .  advertising billboards and banners and

  . exhibitor logo products that are sold to exhibitors to increase booth traffic and name recognition.

  Ziff-Davis also maintains a continuously updated database containing the names and certain demographic information on its attendees. This database is rented to direct mail users on a fee-per-use basis.

 COMDEX

  COMDEX trade shows cover a broad range of new technologies at every stage from their development and introduction to commercial maturity. Many of the most significant computer product launches over the past 19 years occurred at COMDEX, including the launch of the IBM PC, Lotus 1-2-3, Windows 3.1 and DVD.

  COMDEX/Fall is a five-day trade show held annually in November in Las Vegas. In 1998, COMDEX/Fall had approximately 1,500 exhibiting companies occupying 1.2 million net square feet of exhibit space and 200,000 attendees. COMDEX/Spring, which was launched in 1981, is a smaller version of the fall event. In

1998, it was held in Chicago and had approximately 560 exhibiting companies and over 85,000 attendees. For the last eight years, Ziff-Davis, in cooperation with Microsoft Corporation, has produced a WINDOWS WORLD trade show concurrently with COMDEX/Spring.

  In 1993, Ziff-Davis began launching additional COMDEX events in order to capitalize on the international recognition of the COMDEX brand name. In 1998, other COMDEX events were held in Miami, Toronto, Vancouver, Montreal, Mexico City, Monterrey (Mexico), Buenos Aires, Sao Paulo, Rio de Janeiro, London, Paris, Tokyo, Seoul, New Delhi, Beijing, Singapore and Cairo.

 NetWorld+Interop

  NetWorld+Interop is the largest of Ziff-Davis' segment-focused trade shows and is the leading show for professionals in the rapidly growing field of computer networking. NetWorld+Interop places strong emphasis on the quality of its conference programs and has become a leading educational forum for the Internet and enterprise computing communities. The largest NetWorld+Interop event is held annually in May in Las Vegas. Each NetWorld+Interop trade show features InteropNet, a live, multi-platform network that interconnects exhibitors to one another and to the Internet. In 1998, the NetWorld+Interop Las Vegas event had approximately 700 exhibiting companies occupying 475,000 net square feet of exhibit space and 55,000 attendees. The NetWorld+Interop Atlanta event, held in October each year, is only slightly smaller in all categories. In 1998, NetWorld+Interop events were held in Las Vegas, Atlanta, Singapore, Tokyo, London, Sao Paulo, Paris and Sydney.

 Seybold Seminars

  Ziff-Davis' Seybold Seminars are also segment-focused trade shows, providing information and education for traditional and new media publishing industries. These shows focus on the latest technologies and products, design tools and desktop applications. The largest of the Seybold Seminars series is held annually each Fall in San Francisco. In 1998, this Seybold Seminars show had approximately 350 exhibiting companies occupying 150,000 net square feet of exhibit space and 38,000 attendees. Other Seybold Seminars events are held in New York and Tokyo.

Internet Segment

  Ziff-Davis' Website ("ZDNet") represents Ziff-Davis' online division. The Internet has emerged as a global mass medium, enabling millions of people to access and share information and conduct business electronically. In 1998 Forrester Research, Inc. estimated that the number of adult Web users would reach 51 million in the U.S. by the end of 1998 and would grow to 99 million by the end of 2001. Major factors driving this growth include the increasing familiarity and acceptance of the Internet by businesses and consumers, the increasing number of personal computers in homes and offices, the ease, speed and lower cost of Internet access and improvements in network infrastructure.

  As the Internet gains acceptance as an advertising and commerce medium and Internet use continues to grow, technology will play an increasing role in everyday life. According to Dataquest, worldwide end user spending for information technology products and related services is expected to be approximately $2 trillion in 1999 and grow 10% to 15% annually over the next three years. With the growth of the Internet and the widespread use of personal computers, cellular phones, pagers and personal digital assistants, technology has become an area of broad general interest. Users of technology products and services confront an increasingly complex marketplace due to the rapid pace of technological change and the frequent introduction of new products and services. The prevalence of technology and the growing number of technological choices heighten the demand for up-to-date, comprehensive information about technology-related products and services.

  Through ZDNet, Ziff-Davis has Web sites which are designed to capitalize on the market opportunities created by the increasing importance of technology, the emergence of the Internet as a mass medium and the appealing demographics of technology-oriented Web users. ZDNet focuses on content, community and commerce, enabling users to research topics of interest, interact with other users, download software and evaluate and purchase a wide range of products and services at a single destination. Ziff-Davis was among the first content providers to focus its efforts on the Internet, launching its zdnet.com service in the fall of 1994.

 ZDNet Sites and Services

  ZDNet offers more than 60 interconnected and easily navigable sites focused on providing comprehensive, authoritative and timely online technology content, creating an active community environment for its users and providing opportunities for commerce.

 Select ZDNet Sites

  ZDNet.com (www.zdnet.com) is the home page and gateway for all of ZDNet's sites and was ranked first among all Web sites in the category of news, information and entertainment (as measured by net reach) in December 1998 according to Media Metrix.

  ComputerShopper.com (www.computershopper.com) (formerly called NetBuyer) supplies users with a comprehensive display of computer and technology products in one central location with direct links to merchants to facilitate commerce transactions. ZDNet shoppers can easily browse and search pricing and product information, access expert recommendations and buying tips and complete their purchases online for a unified shopping experience. Users of ComputerShopper.com can purchase products directly on the site using a secured server or can place orders through individual merchants (by clicking through to the merchants' Web sites, dialing the merchants' 1-800 numbers or faxing the orders to the merchants). Over $37 million in commerce orders were initiated through ComputerShopper.com and forwarded to merchants in December 1998.

  ZDNet Products (www.zdproducts.com) is a comprehensive and authoritative source for information on purchasing computer products and technology. This site is organized with user-friendly search and compare capabilities and offers readily available expert advice and reviews for a full range of users and systems.

  ZDNet Anchordesk (www.anchordesk.com) was one of the first Web sites to provide a combination of opinionated analysis and news in an interactive e-mail environment featuring a talk-back capability for its subscribers. This site offers a companion e-mail newsletter which is distributed every business day to a subscription base of over 2 million.

  ZDNetwork News (www.zdnn.com) provides 24 hours a day/7 days a week coverage for computing and technology news and information. ZDNetwork News aggregates news through its investigative and reporting staff, its relationship with ZDTV and Ziff-Davis publications such as PC Week, Inter@ctive Week and Sm@rt Reseller and strategic partnerships with MSNBC, Excite and others. This site also provides audio and video clip capabilities, e-mail and customized news with MSNBC's NewsAlert, Backweb and Pointcast.

  GameSpot and Videogames.com (www.gamespot.com, www.videogames.com) offer comprehensive news, reviews, previews and tips for all game categories. GameSpot had the largest share of game advertising revenue among all game Web sites for the first six months of 1998. GameSpot is 70% owned by ZDNet with the remaining interest owned by the founders of the site and certain other employees. Ziff-Davis expects to acquire the remaining 30% interest in GameSpot in the second quarter of 1999.

  ZDNet Help (www.zdhelp.com) offers comprehensive tips, advice and trouble-shooting aids for a full range of hardware and software. Users can search, browse or access experts in chat rooms and on bulletin boards.

  ZDNet Software Library (www.hotfiles.com) offers over 34,000 files of shareware, freeware and other downloadable software programs, nearly all of which are tested for viruses and compatibility and approximately 25,000 of these files are professionally reviewed and rated.

  ZDNet Inter@ctive Investor (www.zdii.com) provides investors with extensive, up-to-date financial company profiles and news on technology and Internet stocks. It provides access to multiple third-party information services such as The Red Herring magazine, institutional equity research commentary and research reports through Multex Systems Inc. This site ranked eighth in Barron's 1998 annual survey of the top ten Internet investment sites.

 Other ZDNet Channels

  Ziff-Davis Print Publication Sites. Each of the Ziff-Davis print publications has a branded Web site within ZDNet's interconnected sites. Each of the sites contains content adapted from Ziff-Davis print media and original content developed specifically for these sites. Among the print publication sites operated by ZDNet are the companion sites of Ziff-Davis' most successful print magazines, such as PC Magazine, PC/Computing, PC Week and Yahoo! Internet Life.

  Topical Sites. ZDNet also has eight sites, four of which were launched in 1998, that are targeted at particular audiences or topics, providing an efficient means for advertisers and marketers to reach highly focused consumer groups. Examples of ZDNet's targeted sites are At Home (www.zdnet.com/athome), Enterprise (www.zdnet.com/enterprise), Small Business Advisor (www.zdnet.com/smallbusiness), Windows (www.zdwindows.com) and Year 2000 Challenge (www.zdy2k.com). ZDNet identifies and monitors technology trends seeking to effectively launch and introduce new sites that address the needs of its users.

 Strategic Alliances

  ZDNet's strategic alliances are important souces of content exchange, revenue, brand visibility and increased user traffic. ZDNet has strategic alliances with many of the Web's leading sites, including Yahoo!, Excite, MSNBC and Deja News, pursuant to which selected ZDNet-branded content is displayed on their sites in exchange for traffic, brand recognition, content or a percentage of the revenue generated from those sites. These alliances are generally under short-term contracts that expire in 1999, subject to renewal upon the agreement of both parties.

 International

  Through wholly owned sites and joint ventures, ZDNet currently operates localized versions of certain of its Web sites in the United Kingdom, Germany, France and Australia. In addition, through licensing arrangements with non-U.S. operators, localized foreign language versions of ZDNet's Web sites were available as of December 31, 1998 in more than 12 additional countries, including Japan, Italy, Latin America, Russia, South Africa, Spain and Switzerland. In order to deliver high-quality content worldwide, each of ZDNet's international Web sites offers content tailored specifically to its local market in addition to content translated from ZDNet's U.S. Web sites. ZDNet plans to continue to expand into selected overseas markets through international launches as well as joint ventures and licensing arrangements with local operating partners, as opportunities arise.

 Advertising Sales and Marketing

  ZDNet derives the principal portion of its revenue from the sale of advertisements. For 1998 advertising revenue represented 86% of ZDNet's net revenue. Advertising revenue is generally derived from short-term contracts on a per impression basis and by the number of product listings in the ComputerShopper.com site.

  During the fourth quarter of 1998, 377 companies advertised with ZDNet, as compared to 280 in the fourth quarter of 1997. The following is a list of ZDNet's top fifteen advertising customers based on advertising revenue in 1998:

Active Home/X-10                   E-Trade                            Micron Computer
Buy Direct                         First USA                          Microsoft
Chumbo                             Gateway                            Onsale
Compaq                             Hewlett Packard                    Symantec
Computer Sales Professional        IBM                                3Com/US Robotics

  No advertiser accounted for more than 5% of ZDnet's revenue during 1998. ZDNet's 20 largest advertising customers accounted for approximately 46.5% of net advertising revenue during 1998. A significant reduction in advertising by one or more of ZDNet's largest advertisers would have a material adverse effect on ZDNet's profits and liquidity.

Television Segment (beginning in February 1999)

  In order to expand its media platforms, Ziff-Davis entered into a license and services agreement to manage ZDTV for MAC Holdings, a company that is wholly owned by Mr. Masayoshi Son, who is a director of Ziff-Davis and principal stockholder of SOFTBANK Corp. In February 1999, Ziff-Davis acquired ZDTV and sold a one-third interest in ZDTV to Vulcan Programming, Inc., an entity owned by Paul G. Allen, for $54 million.

  ZDTV, which was launched in May 1998, is the first 24-hour cable television channel and integrated Web site focused exclusively on computers, technology and the Internet. ZDTV targets a wide range of viewers, including computer and technology enthusiasts, computer gaming enthusiasts, business people, teens, families and other viewers with a sustained interest in computers, technology and the Internet. ZDTV's programming includes educational features, product evaluations, gaming tips and strategies, current events and other entertainment. ZDTV also features live interactive programming, allowing viewers to participate through simultaneous Web programming on ZDTV.com. ZDTV reached approximately 9.6 million homes at December 31, 1998 according to ZDTV estimates. In addition, ZDTV creates customized programming for third parties, including the regional Emmy award-winning "The Site" with MSNBC and "21st Century Home" with Home & Garden Television.

  For more information about Ziff-Davis' acquisition of ZDTV, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Ziff-Davis' Consolidated Financial Statements.

Seasonality

  Ziff-Davis' business is seasonal. Revenue typically reaches its highest level during the fourth quarter of each calendar year. These seasonal trends materially affect its quarter-to-quarter operating results. Thus, one quarter's operating results are not indicative of what the following quarter's operating results will be. This is largely due to the timing of Ziff-Davis' single largest trade show event, COMDEX/Fall, and the general increase in publishing revenue in the fourth quarter due to increased consumer buying activity during the holiday season.

Competition

  Ziff-Davis competes with a wide range of companies for each of its products and services. The magazine publishing business is highly competitive. Ziff-Davis faces broad competition from other technology publishers and from other media companies such as business, news and general interest magazines. Computer and technology publishers that directly compete with Ziff-Davis in the U.S. include IDG, CMP and Imagine Media. Ziff-Davis also competes with various computer and technology publishers in the international markets where it conducts business. A publishing company's success depends upon a number of factors, such as editorial quality, product positioning and price. Competitive factors for advertising sales include quality of readership, circulation, reader response and advertising rates.

  Ziff-Davis also faces competition in its trade show and conference business, primarily from several significant trade show management companies. These include Miller Freeman, Mecklermedia and IDG. Competitive factors in this business include quality of conference content, organizational efficiency and quality and number of exhibitors and attendees.

  Ziff-Davis' ZDNet competes for advertisers, merchants, users and strategic partners with: Web sites specializing in technology information, such as sites provided by c|net, CMP, IDG and Internet.com; Internet portals, search sites and content aggregators, such as Excite, Infoseek, Lycos and Yahoo!; general purpose online service providers, such as America Online and MSN; general news sites, such as those provided by CNN and ABC; browser/software companies offering information services, such as Microsoft and Netscape and; large general-interest sites, such as Time Warner's pathfinder.com.

  In addition, ZDNet competes with traditional media content businesses such as newspapers, magazines, radio and television. Additionally, certain ZDNet channels compete with Web sites focused on a particular corresponding content niche. For example, GameSpot competes with Web sites such as those provided by Imagine Media and HappyPuppy, and the ZDNet Software Library competes with several software download sites.

  Ziff-Davis' market research division faces competition from numerous market research companies, including International Data Corporation, Gartner Group's Dataquest and IntelliQuest. Database providers such as Information Resource Group and Dun & Bradstreet provide additional competition.

  Ziff-Davis' education division competes with a variety of education providers, including vendor-supplied training materials and traditional classroom-based computer training.

  ZDTV is the first 24-hour cable television channel and integrated Web site focused exclusively on computers, technology and the Internet, and as such, it is not expected to face direct competition in the near future. However, ZDTV does compete with a variety of general and special interest television programs. In addition, the market for television programming in general is highly competitive, with many programming producers competing for channel carriage, advertisers and audiences.

Trademarks

  Ziff-Davis has developed strong brand awareness for its principal publications, trade shows and other products and services. Accordingly, Ziff-Davis considers its trademarks, copyrights, trade secrets and similar intellectual property as critical to its success and relies on trademark, copyright and trade secrets laws, as well as licensing and confidentiality agreements, to protect its intellectual property rights. Ziff-Davis generally registers its material trademarks in the U.S. and in certain other key countries in which these trademarks are used. Effective trademark, copyright and trade secret protection may not be available in every country where Ziff-Davis' publications and services are available.

  Ziff-Davis may be subject to claims of alleged infringement by it or its licensees of trademarks and other intellectual property rights of third parties from time to time in the ordinary course of business. Ziff-Davis does not believe there are any such legal proceedings or claims that are likely to have, individually or in the aggregate, a material adverse effect on its business, financial condition or results of operations.

Employees

  As of December 31, 1998, Ziff-Davis had a total of 3,205 employees. Of these employees, 621 were engaged in U.S. magazine publishing activities, 397 in international publishing activities, 505 in trade shows and conferences, 316 in Internet activities, 407 in education activities, 436 in market research and 523 in central services. None of Ziff-Davis' U.S. employees is represented by a labor union. Ziff-Davis considers its relationships with its employees to be satisfactory.

ITEM 2. PROPERTIES

  Ziff-Davis' New York City headquarters consists of approximately 310,000 square feet of leased space. Ziff-Davis has over 50 editorial, production and sales offices and computer labs in many other cities in the United States and around the world. Ziff-Davis' other principal offices are located in the Boston and San

Franciso metropolitan areas. Ziff-Davis nor any of its subsidiaries own real property that is material to its business and leases all but one of its offices from third parties. Ziff-Davis is relocating its headquarters from One Park Avenue, New York, NY to 28 East 28th Street, New York, NY during the first quarter of 1999. Ziff-Davis' new headquarters will consist of approximately 400,000 square feet of leased space. Ziff-Davis believes that its facilities are adequate to meet its requirements.

ITEM 3. LEGAL PROCEEDINGS

  Ziff-Davis was named a defendant in an action, filed on April 17, 1998 in the Supreme Court of the State of New York, by minority stockholders of SOFTBANK Interactive Marketing Inc. ("Softbank Interactive"), formerly an indirect subsidiary of SOFTBANK Corp. The complaint alleges, among other things, that SOFTBANK Holdings Inc., SOFTBANK Interactive's majority stockholder, acting with Ziff-Davis and two of its senior officers and directors who were directors of SOFTBANK Interactive (and who were also named as defendants), had conflicts of interest between SOFTBANK Interactive and other investments of SOFTBANK Corp. and its non-Ziff-Davis affiliates (collectively, "Softbank") (including investments in Ziff-Davis Inc.) and failed to act in the best interests of SOFTBANK Interactive and the minority stockholders by taking actions which benefited Ziff-Davis. The complaint states claims based on common law fraud, breach of fiduciary duty and aiding and abetting theories and seeks in excess of $200 million in damages. Ziff-Davis and the other defendants have moved to dismiss all of the claims against them other than a breach of contract claim which is solely against SOFTBANK Holdings, and the motion was granted, with the result that all of the claims against Ziff-Davis and its officers were dismissed, and most of the claims against SOFTBANK Holdings were dismissed, leaving only a claim against SOFTBANK Holdings concerning the alleged failure of SOFTBANK Holdings to give plaintiffs adequate notice of the sale of its stock to SOFTBANK Interactive.

  In addition, eight securities class action suits have been filed against Ziff-Davis and certain of its directors and officers in the United States District Court for the Southern District of New York. The complaints allege that defendants violated Sections 11, 12(a)(2) and 15 of the Securities Act in connection with the registration statement filed by Ziff-Davis with the Securities and Exchange Commission relating to the initial public offering of Ziff-Davis' common stock. More particularly, the complaints allege that the registration statement contained false and misleading statements and failed to disclose facts that could have indicated an impending decline in Ziff-Davis' revenue. The complaints seek, on behalf of a class of purchasers of Ziff-Davis' common stock from the date of the initial public offering through October 8, 1998, unspecified damages, interest, fees and costs, rescission, and injunctive relief such as the imposition of a constructive trust upon the proceeds of the initial public offering.

  The complaints are as follows: Napoli v. Ziff-Davis Inc., et al., No. 98 Civ. 7158 (filed Oct. 9, 1998); Steinberg, et al. v. Ziff-Davis Inc., et al., No. 98 Civ. 7205 (filed Oct. 13, 1998); Flinker v. Ziff-Davis Inc., et al., No. 98 Civ. 7231 (filed Oct. 14, 1998); Koenig v. Ziff-Davis Inc., et al., No. 98 Civ. 7260 (filed Oct. 15, 1998); Schindler v. Ziff-Davis Inc., et al., No. 98 Civ. 7418 (filed Oct. 19, 1998); Miller v. Ziff-Davis Inc., et al., No. 98 Civ. 7541 (filed Oct. 23, 1998); Felgoise v. Ziff-Davis Inc., et al., No. 98 Civ. 8045 (filed Nov. 9, 1998) and Javier v. Ziff-Davis Inc., et al., No. 98 Civ. 8201 (filed Nov. 17, 1998). On January 28, 1999, the court entered an order consolidating the actions, appointing lead plaintiff's counsel and requiring the filing of a consolidated amended complaint within 45 days. The plaintiffs filed a consolidated complaint on March 15, 1999. The responsive pleading of Ziff-Davis Inc. and certain of its directors and officers named in the suits is due April 29, 1999.

  In addition, two derivative suits have been filed by stockholders against Ziff-Davis and all of its directors in the Court of Chancery of the State of Delaware for New Castle County. The complaints allege that the directors breached their fiduciary duties to Ziff-Davis by repricing the stock options awarded to certain directors and demand the nullification of the repricing and an injunction against exercise by the directors of any repriced option. The complaints are as follows: Jacobs v. Ziff-Davis Inc., et al., No. 16813NC (filed Nov. 30, 1998) and Bernd Bildstein v. Ziff-Davis Inc., et al., No. 16835NC (filed Dec. 10, 1998). Plaintiffs filed an amended complaint on February 17, 1999, which is substantially similar to the original complaints, except that the amended complaint also addresses the granting of "new options" at an allegedly "reduced exercise price". The plaintiffs have also indicated their intent to seek consolidation of the actions. A response to the amended complaint is due April 29, 1999.

  Although the outcome of the foregoing cases cannot be predicted, Ziff-Davis believes that there are substantial defenses to all of the claims.

  There are no other legal proceedings to which Ziff-Davis is a party, other than ordinary routine litigation incidental to its business that is not otherwise material to the business or financial condition of Ziff-Davis.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  Ziff-Davis' Common Stock, par value $0.01 per share, is traded on the New York Stock Exchange under the trading symbol "ZD". As of March 23, 1999, there were 103,108,291 shares of Ziff-Davis Common Stock outstanding and 315 stockholders of record.

  The high and low sales prices of Ziff-Davis' Common Stock, as reported on the NYSE Composite Tape, for that portion of the second quarter of 1998 since the Common Stock began trading and for the third and fourth quarters of 1998 are shown below.

   1998                                                             High   Low
   ----                                                            ------ ------
   Second Quarter (from April 29, 1998 - June 30, 1998)........... $19.00 $12.81
   Third Quarter .................................................  16.38   5.38
   Fourth Quarter.................................................  23.94   3.63

Dividends

  Ziff-Davis has never declared or paid dividends on its Common Stock. Ziff-Davis intends to retain all of its earnings to finance operations, repay indebtedness and fund future growth. Ziff-Davis does not expect to pay dividends for the foreseeable future.

Recent Sales of Unregistered Securities

  On December 29, 1998, SOFTBANK Kingston Inc., an affiliate of Ziff-Davis, sold 30,000 shares of Ziff-Davis Common Stock to Donaldson, Lufkin & Jenrette Securities Corporation, a Delaware corporation ("DLJ"), for $11.00 per share or an aggregate offering price of $330,000 pursuant to an exemption from registration under Section 4(1 1/2) of the Securities Act of 1933, as amended.

  DLJ is an "accredited investor" within the meaning of Rule 501 of the Securities Act, and by reason of its business and financial experience DLJ has such knowledge, sophistication and experience in business and financial matters that it is capable of evaluating the merits and risks of an investment in the shares and is able to bear the economic risk of such investment. DLJ is purchasing the shares for its own account for investment purposes and not with a view to distribution. DLJ will not offer, sell or deliver at any time, directly or indirectly, the shares unless the shares are offered and sold under the applicable exemptions of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

  For information required under Item 6 see page F-2.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  For information required under Item 7 see pages F-3 to F-15.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  The information required by this item appears in Management's Discussion and Analysis of Financial Condition and Results of Operations under the headings "Credit Facility" and "Interest Rate Swaps" beginning on page F-11.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  For information required under Item 8 see pages F-16 to F-53.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information with respect to directors and executive officers of the registrant required to be included pursuant to this Item 10 will be included under the caption "Directors And Executive Officers Of The Registrant" in the definitive proxy statement relating to Ziff-Davis' 1999 Annual Meeting and is incorporated in this Item 10 by reference.

ITEM 11. EXECUTIVE COMPENSATION

  The information with respect to executive compensation required to be included pursuant to this Item 11 will be included under the caption "Executive Compensation" in the definitive proxy statement relating to Ziff-Davis' 1999 Annual Meeting and is incorporated in this Item 11 by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information with respect to security ownership of certain beneficial owners and management required to be included pursuant to this Item 12 will be included under the captions "Security Ownership Of Certain Beneficial Owners And Management", and "Executive Compensation" in the definitive proxy statement relating to Ziff-Davis' 1999 Annual Meeting and is incorporated in this Item 12 by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information with respect to any reportable transaction, business relationship or indebtedness between Ziff-Davis and the beneficial owners of more than 5% of its Common Stock, the directors or nominees for director of Ziff-Davis, the executive officers of Ziff-Davis or the members of the immediate families of such individuals that is required to be included pursuant to this Item 13 will be included under the captions "Executive Compensation", and "Certain Relationships with our Majority Stockholders and Related Transactions", in the definitive proxy statement relating to Ziff-Davis' 1999 Annual Meeting and is incorporated in this Item 13 by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(A) Documents filed as part of this report

  (1) Financial Statements and Supplemental Schedules

    (a) The Consolidated Financial Statements of Ziff-Davis Inc. are filed as part of this Form 10-K and are set forth on pages F-16 to F-53. The report of PricewaterhouseCoopers LLP, Independent Public Accountants, dated February 22, 1999, is set forth on page F-16 of this Form 10-K.

    (b) No financial statement schedules required.

  (2) Exhibits

     3.1 Amended and Restated Certificate of Incorporation of Ziff-Davis
         Inc. (incorporated by reference to the exhibit in Ziff-Davis
         Inc.'s Registration Statement on Form S-1, File No. 333-46493).
     3.2 Form of Amended and Restated Certificate of Incorporation of
         Ziff-Davis Inc. (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement on Form S-1, File No.
         333-69447).
     3.3 By-laws of Ziff-Davis Inc. (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement on Form S-1,
         File No. 333-46493).
     4.1 Specimen of certificate representing Ziff-Davis Inc. Common
         Stock, par value $.01 per share (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement on Form
         S-1, File No. 333-46493).
     4.2 Specimen of certificate representing Ziff-Davis Inc.--ZD Common
         Stock, par value $.01 per share. (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement on Form
         S-1, File No. 333-69447).
     4.3 Specimen of certificate representing Ziff-Davis Inc.--ZDNet
         Common Stock, par value $.01 per share. (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration
         Statement on Form S-1, File No. 333-69447).
    10.1 1998 Incentive Compensation Plan (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement on Form
         S-1, File No. 333-46493).
    10.2 1998 Employee Stock Purchase Plan (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement on Form
         S-1, File No. 333-46493).
    10.3 1998 Non-Employee Directors' Stock Option Plan (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration
         Statement on Form S-1, File No. 333-46493).
    10.4 Undertaking, dated as of April 1, 1998, between SOFTBANK Corp.
         and ZD Inc. (incorporated by reference to the exhibit in Ziff-
         Davis Inc.'s Registration Statement on Form S-1, File No.
         333-46493).
    10.5 License and Services Agreement, dated as of July 28, 1997, between Ziff-Davis Inc., ZDTV LLC, ZD Television Productions,
         Inc., MAC Holdings (America) Inc. and MAC Inc. (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration
         Statement on Form S-1, File No. 333-46493).
    10.6 Master License Agreement, dated as of April 1, 1998, between
         Ziff-Davis Inc. and SOFTBANK Corp. (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement on Form
         S-1, File No. 333-46493).
    10.7 License Agreement, dated as of July 1, 1997, between MAC Inc.
         and Ziff-Davis Inc. and SOFTBANK Corp. (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration
         Statement on Form S-1, File No. 333-46493).

    10.8  Agreement to Produce, dated as of April 1, 1998, between ZD
          COMDEX and Forums Inc. and SOFTBANK Corp. (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration
          Statement on Form S-1, File No. 333-46493).
    10.9  Trademark License Agreement, dated as of April 1, 1998, between
          ZD COMDEX and Forums Inc. and SOFTBANK Forums KK (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration
          Statement on Form S-1, File No. 333-46493).
    10.10 Technical Assistance Agreement, dated as of April 1, 1998, between ZD COMDEX and Forums Inc. and SOFTBANK Forums KK
          (incorporated by reference to the exhibit in Ziff-Davis Inc.'s
          Registration Statement on Form S-1, File No. 333-46493).
    10.11 Registration Rights Agreement, dated as of April 1, 1998, between ZD Inc. and SOFTBANK Holdings Inc. (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration
          Statement on Form S-1, File No. 333-46493).
    10.12 Credit Agreement, dated as of March 27, 1996 between SOFTBANK
          Holdings Inc., the Guarantors listed therein, The Bank of New
          York and Morgan Stanley Senior Funding, Inc., as amended March
          9, 1998 (incorporated by reference to the exhibit in Ziff-Davis
          Inc.'s Registration Statement on Form S-1, File No. 333-46493).
    10.13 Secured Guaranteed Credit Agreement, dated as of May 4, 1998, among Ziff-Davis Inc., the Banks listed therein, Morgan Stanley
          Senior Funding, Inc., as Syndication Agent, The Chase Manhattan
          Bank and DLJ Capital Funding, Inc., as Co-Documentation Agents,
          The Bank of New York, as Administrative Agent and the
          Guarantors (incorporated by reference to the exhibit in Ziff-
          Davis Inc.'s Registration Statement on Form S-1, File No. 333-
          46493).
    10.14 Amendment No. 1 and Waiver to Secured Guaranteed Credit
          Agreement, dated as of May 28, 1998, among Ziff-Davis Inc., the
          Banks listed therein and The Bank of New York, as Administrative Agent (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement, Form S-1, File No.
          333-69447).
    10.15 Amendment No. 2 to Secured Guaranteed Credit Agreement, dated as of June 8, 1998, among Ziff-Davis Inc., the Banks listed therein and The Bank of New York, as Administrative Agent
          (incorporated by reference to the exhibit in Ziff-Davis Inc.'s
          Registration Statement, Form S-1, File No. 333-69447).
    10.16 Amendment No. 3 to Secured Credit Agreement, dated as of
          December 30, 1998, among Ziff-Davis Inc., the Banks listed therein and The Bank of New York, as Administrative Agent
          (incorporated by reference to the exhibit in Ziff-Davis Inc.'s
          Registration Statement, Form S-1, File No. 333-69447).
    10.17 Lease of Ziff-Davis Inc. headquarters at 28 East 28th Street,
          New York, New York (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement on Form S-1, File No.
          333-46493).
    10.18 Lease Agreement, dated as of May 4, 1998, between Ziff-Davis
          Inc., ZD Inc., ZD COMDEX and Forums Inc. and Kingston
          Technology Company (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement on Form S-1, File No.
          333-46493).
    10.19 Assignment, dated as of May 4, 1998, between Kingston
          Technology Company and Ziff-Davis Inc. (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration
          Statement on Form S-1, File No. 333-46493).
    10.20 Employment Agreement, dated as of April 1, 1998, between ZD
          Inc. and Eric Hippeau (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement on Form S-1, File
          No. 333-46493).
    10.21 Employment Agreement, dated as of April 1, 1998, between ZD
          COMDEX and Forums Inc. and Jason E. Chudnofsky (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration
          Statement on Form S-1, File No. 333-46493).

    10.22 Employment Agreement, dated as of April 1, 1998, between Ziff-
          Davis Inc. and Terri S. Holbrooke (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement, Form
          S-1, File No. 333-69447).
    10.23 Employment Agreement, dated as of April 1, 1998, between Ziff-
          Davis Inc. and Timothy C. O'Brien (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement, Form
          S-1, File No. 333-69447).
    10.24 Employment Agreement, dated as of November 6, 1998, between
          Ziff-Davis Inc. and Michael S. Perlis (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration
          Statement, Form S-1, File No. 333-69447).
    10.25 Stock Purchase Agreement, dated as of February 5, 1999, by and between Ziff-Davis Inc. and Vulcan Ventures, Inc. (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration
          Statement on Form S-1, File No. 333-69447).
    10.26 Bill of Sale and Assignment, dated as of February 4, 1999 between MAC Holdings (America) Inc. and ZD Inc. (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Current Report on Form 8-K, File No. 001-14055).
    12.1  Ratios of Earnings to Fixed Charges.
    21.1 List of subsidiaries of Ziff-Davis Inc. (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration
          Statement on Form S-1, File No. 333-69447)
    23.1  Consent of PricewaterhouseCoopers LLP.
    27.1 Financial Data Schedule (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement on Form S-
          1, File No. 333-69447).

(B) Reports on Form 8-K.

  Ziff-Davis filed a Report on Form 8-K dated December 1, 1998 identifying its intent to exercise an option to purchase ZDTV from MAC and the intent to sell one-third of the acquired interest in ZDTV to Vulcan Ventures, Inc.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 1999

                                          Ziff-Davis Inc.

                                           /s/ Eric Hippeau
                                          By:
                                             ----------------------------------
                                             Name: Eric Hippeau
                                             Title: Chairman, Chief Executive
                                             Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on March 29, 1999.


                    Signature                                 Title
                    ---------                                 -----
                 /s/ Eric Hippeau                   Chairman, Chief Executive
      ______________________________________         Officer, Director
                   Eric Hippeau                      (Principal Executive
                                                     Officer)

              /s/ Timothy C. O'Brien                Chief Financial Officer,
      ______________________________________         Director (Principal
                Timothy C. O'Brien                   Financial Officer)

                /s/ Mark D. Moyer                   Controller (Principal
      ______________________________________         Accounting Officer)
                  Mark D. Moyer

                                                    Director
      ______________________________________
                  Masayoshi Son

                                                    Director
      ______________________________________
                 Yoshitaka Kitao

               /s/ Ronald D. Fisher                 Director
      ______________________________________
                 Ronald D. Fisher

             /s/ Jason E. Chudnofsky                Director
      ______________________________________
               Jason E. Chudnofsky

             /s/ Jonathan D. Lazarus                Director
      ______________________________________
               Jonathan D. Lazarus


                    Signature                                 Title
                    ---------                                 -----
                                                    Director
      ______________________________________
                    Jerry Yang

             /s/ Daniel L. Rosensweig               Director
      ______________________________________
               Daniel L. Rosensweig

                                ZIFF-DAVIS INC.

                                    APPENDIX

                                                                          Page
                                                                          ----
Selected financial data..................................................  F-2
Management's Discussion and Analysis of Financial Condition and Results
 of Operations...........................................................  F-3
Report of independent accountants........................................ F-16
Consolidated balance sheets as of December 31, 1997 and 1998 ............ F-17
Consolidated statements of operations for the years ended December 31,
 1996, 1997 and 1998..................................................... F-18
Consolidated statements of cash flows for the years ended December 31,
 1996, 1997, 1998........................................................ F-19
Consolidated statements of changes in stockholders' equity for the years ended December 31, 1996, 1997 and 1998.................................. F-20
Notes to consolidated financial statements............................... F-21

                            SELECTED FINANCIAL DATA

  The following table presents Selected Historical Consolidated Financial and Other Data for Ziff-Davis Inc. as of and for the years ended December 31, 1995, 1996, 1997 and 1998. This data was derived from the Consolidated Financial Statements of Ziff-Davis Inc. An affiliate of Ziff-Davis Inc. acquired a print publishing business, "ZDI", on February 29, 1996; the data does not include results from the acquired business for periods before the date of acquisition. However, because ZDI represents Ziff-Davis Inc.'s principal operations, the following table also presents Selected Historical Combined Financial and Other Data for ZDI as of and for the years ended December 31, 1994 and 1995 and as of and for the two month period ended February 28, 1996. The data as of and for the year ended December 31, 1995 and as of and for the two months ended February 28, 1996 was derived from the audited Consolidated Financial Statements of ZDI. ZDI data as of for the year ended December 31, 1994, was derived from ZDI's unaudited financial statements. On May 4, 1998, Ziff-Davis Inc. completed a reorganization described in Note 2 to the Consolidated Financial Statements of Ziff-Davis Inc.; results for periods before the reorganization are not directly comparable to results for periods after the reorganization. This table should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements of Ziff-Davis Inc.

                                         ZDI(1)                               Ziff-Davis Inc.
                          ------------------------------------- ---------------------------------------------
                                                    Two month
                          Year ended December 31,  period ended           Year ended December 31,
                          -----------------------  February 28, ---------------------------------------------
                             1994        1995          1996      1995(2)    1996(2)       1997        1998
                          ----------- -----------  ------------ ---------- ----------  ----------  ----------
                                                       (dollars in thousands)
Statement of Operations
 Data:
Revenue, net............  $   711,379 $   768,995   $  125,465  $  202,729 $  955,139  $1,153,761  $1,108,892
Depreciation and
 amortization...........       34,208      91,546       15,137      24,305    139,736     154,940     152,544
Income from operations..       80,723      55,750        7,270      62,675     87,181     109,232      31,080
Interest expense, net...       17,887      92,609       14,030      44,005    120,646     190,445     143,547
Income (loss) before
 income taxes...........       77,650     (40,250)      (6,995)     22,869    (27,124)    (72,491)   (104,236)
Net income
 (loss)(3)(4)...........       77,650     (26,002)      (4,547)     10,945    (52,081)    (71,179)    (77,809)

Balance Sheet Data (at
 period end):
Cash and cash
 equivalents............  $ 1,066,606 $    10,083   $   13,669  $   27,908 $   29,915  $   30,301  $   32,566
Total assets............    2,751,525   1,623,906    1,619,905   1,090,981  3,584,173   3,546,646   3,433,803
Total long-term debt....    1,034,000     964,153      964,153     575,450  2,522,252   2,408,240   1,539,322
Stockholders' equity....      391,275     365,150      360,717     397,881    447,756     126,130   1,352,598

Other Data:
Capital expenditures....  $    15,119 $    14,163   $      552  $    3,367 $   22,365  $   30,196  $   36,599
Investments and
 acquisitions, net of
 cash acquired..........          --          --           --      814,520  2,124,823      14,000      27,772

--------
(1) A third party acquired ZDI as of January 1, 1995. An affiliate of Ziff-Davis Inc. acquired ZDI on February 29, 1996. Because ZDI represents Ziff-Davis Inc.'s principal operations, ZDI data has been presented for periods before these dates.
(2) An affiliate of Ziff-Davis Inc. acquired ZDI on February 29, 1996; Ziff-Davis Inc. data does not include results from the acquired business for periods before the date of acquisition.
(3) During 1994, ZDI conducted its operations through various partnerships. Accordingly, there was no income tax provision for 1994.
(4) No historical earnings per share or share data are presented as Ziff-Davis Inc. does not consider such data meaningful. See Note 2 to the Consolidated Financial Statements of Ziff-Davis Inc. for certain pro forma earnings per share information concerning Ziff-Davis Inc.

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

Revenue

  Ziff-Davis Inc. ("Ziff-Davis") had net revenue of $1.109 billion for 1998. A substantial portion of Ziff-Davis' revenue is derived from the sale of advertising, which in 1998 accounted for 51.6% of total revenue. No single advertiser has comprised more than 3.0% of Ziff-Davis' advertising revenue during any of the last three years. However, Ziff-Davis' top 20 advertisers accounted for 37.1% of total advertising revenue for 1998.

  In the publishing segment, Ziff-Davis' principal sources of revenue are advertising (64.4% of 1998 total publishing revenue), circulation (18.7%) and other (16.9%). Circulation comprises both paid subscriptions (10.9%) and newsstand sales (7.8%) while other includes educational and training materials (7.4%) and market research studies (7.1%) with the balance primarily consisting of royalties, reprints and other miscellaneous sales. In the events segment, revenue is derived from two principal sources: sale of exhibit space (66.8% of 1998 total segment revenue) and attendee conference and seminar fees (14.1%). Unlike many trade show producers, Ziff-Davis derives a significant portion of its trade show revenue from other sources (19.1%), including advertising in show-related publications, billboards, banners, fees from managing customer-sponsored events and other show-related activities. Ziff-Davis believes these other sources will continue to be an important growth area, particularly for its content-focused events. In the Internet segment, Ziff-Davis' principal source of revenue is from advertising (86.0% of total Internet revenue for 1998). The Internet segment also derives revenue from subscription-based fees and services (14.0% of total Internet revenue in 1998).

Cost of operations

  In the publishing business, the principal components of Ziff-Davis' production costs are raw materials, printing and distribution, which represented 34.5%, 38.0% and 27.2%, respectively, of total 1998 publishing production expenses. Ziff-Davis' principal raw material is paper. Paper supply and prices are subject to volatility and may be significantly affected by many factors, including market and economic conditions. The principal components of production costs within the events business are the costs of renting and preparing the facilities to hold the events (46.8% in 1998), direct mail and the related costs for promotion of the events (37.0% in 1998) and program development and presentation costs (13.4% in 1998). Production costs in the Internet segment consist primarily of third party web hosting costs.

  The other principal operating costs for Ziff-Davis are selling, general and administrative expenses, including editorial costs. Included in these costs are salaries, sales commissions and benefits (55.4% in 1998) along with marketing and promotion expenses related to advertising and circulation (19.7% in 1998).

Factors affecting future periods

  Ziff-Davis' revenue and profitability are influenced by a number of external factors, including the volume of new technology product introductions, the amount and allocation of marketing expenditures by Ziff-Davis' clients, the extent to which sellers elect to advertise using print and online media or participate in trade shows and conferences, changes in paper prices, availability of appropriate venues for its largest trade shows and conferences and competition among computer technology marketers, including print publishers, producers of trade shows and conferences and providers of other technology information services. Accordingly, Ziff-Davis may experience fluctuations in revenue from period to period. Many of Ziff-Davis' large customers concentrate their advertising expenditures around major new product launches. Marketing expenditures by technology companies can also be affected by factors affecting the computer industry generally, including pricing pressures and temporary surpluses of inventory. Revenue and profitability are also influenced by product mix and the timing and frequency of Ziff-Davis' new product launches and launches in new markets, as well as by acquisitions. New publications generally require several years to achieve profitability and upon achieving initial profitability, often have lower margins than more established publications. The launch of new publications, trade shows and services are funded with cash flow from operations and are expensed as incurred. Accordingly, Ziff-Davis' revenue from year to year may be affected by the number and timing of new product launches. If Ziff-Davis concludes that a new publication, trade show or service will not achieve certain milestones with regard to revenue, profitability and cash flow within a reasonable period of time, management may discontinue such publication, trade show or service or merge it into another existing publication, trade show or service.

  On February 4, 1999, Ziff-Davis purchased ZDTV. This purchase will affect Ziff-Davis' results in future periods. See "--ZDTV" below for certain summary pro forma and other information about this purchase.

  Ziff-Davis expects to recognize compensation expense of approximately $21.3 million as a result of certain options granted on December 21, 1998 and January 29, 1999. Such compensation expense will be recognized over the vesting period of the options. The 1999 compensation expense related to these options is expected to be approximately $5.5 million. See Note 13 to Ziff-Davis' Consolidated Financial Statements.

  Ziff-Davis expects to acquire the remaining 30% interest in GameSpot Inc. in exchange for Ziff-Davis Inc.--ZDNet Common Stock valued at $9 million, based on the initial public offering price; provided that the stockholders of GameSpot will not receive less than 600,000 shares of ZDNet stock. Assuming a purchase price of $9 million, this acquisition will result in additional annual amortization of approximately $1 million per annum. For a description of the ZDNet Offering, see ""--Liquidity and Capital Resources--ZDNet Offering'' below.

Presentation of Financial Information

  Ziff-Davis is comprised of certain operations which were acquired at various times and completed a reorganization in May 1998. See Notes 1 and 2 to the Consolidated Financial Statements.

Results of Operations

  The table below presents the results of Ziff-Davis as if the assets and operations acquired by affiliates of Ziff-Davis on February 29, 1996 (as described in Note 1 to the Consolidated Financial Statements) had been acquired on January 1, 1995. Purchase accounting adjustments relating to that acquisition have been reflected through pro forma amortization, interest and income tax adjustments, as described in note (1) to the table. Although the 1996 presentation is not in accordance with generally accepted accounting principles, management believes it presents the most meaningful basis of comparison. The financial information presented below may not necessarily reflect the results of operations which would have occurred had the February 29, 1996 acquisition been completed on January 1, 1995.

                                               Year ended December 31,
                                          -----------------------------------
                                          Pro Forma(1)        Actual
                                          ------------ ----------------------
                                              1996        1997        1998
                                          ------------ ----------  ----------
                                                (dollars in thousands)
Revenue, net:
  Publishing.............................  $  796,602  $  834,015  $  782,882
  Events.................................     264,884     287,528     269,867
  Internet...............................      19,118      32,218      56,143
                                           ----------  ----------  ----------
                                            1,080,604   1,153,761   1,108,892
                                           ----------  ----------  ----------
Cost of production.......................     302,644     325,245     305,346
Selling, general and administrative
 expenses................................     528,636     564,344     567,683
Depreciation and amortization............     161,259     154,940     152,544
Restructuring charge ....................         --          --       52,239
                                           ----------  ----------  ----------
Income from operations...................      88,065     109,232      31,080
Interest expense, net....................    (135,500)   (190,445)   (143,547)
Other non-operating income, net..........       6,106       8,722       8,231
                                           ----------  ----------  ----------
Loss before income taxes.................     (41,329)    (72,491)   (104,236)
Provision (benefit) for income taxes.....      25,682      (1,312)    (26,427)
                                           ----------  ----------  ----------
Net loss.................................  $  (67,011) $  (71,179) $  (77,809)
                                           ==========  ==========  ==========
Other Data:
Cash and cash equivalents, end of
 period..................................  $   29,915  $   30,301  $   32,566
Net cash provided (used) by operating
 activities..............................      65,681      (3,364)     95,776
Net cash used by investing activities....     (66,856)    (44,196)    (64,371)
Net cash provided (used) by financing
 activities..............................       6,768      47,946     (29,140)
EBITDA(2)................................     255,430     272,894     244,094

--------
(1) The February 29, 1996 acquisition gave rise to different bases of accounting for the period after the acquisition as compared to the period prior to the acquisition. This is primarily due to a purchase price which exceeded the book value of the assets acquired, financed by a higher level of both debt and equity as compared to the pre-acquisition capital structure. The above numbers assume that the acquisition took place on January 1, 1995; therefore, depreciation and amortization, interest expense and net loss have been increased by approximately $6,386,000, $824,000 and $10,383,000, respectively for 1996.
(2) "EBITDA" is defined as income before provision for income taxes, interest expense, depreciation and amortization. EBITDA for the year ended December 31, 1998 does not include a one-time restructuring charge of $52,239,000. EBITDA is not intended to represent cash flows from operations and should not be considered as an alternative to net income as an indicator of Ziff-Davis' operating performance or to cash flows as a measure of liquidity. Although Ziff-Davis believes that EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the publishing and media industries, the EBITDA presented for Ziff-Davis may not be comparable to similarly titled measures reported by other companies.

Year ended December 31, 1998 compared with year ended December 31, 1997

 Revenue, net

  Revenue decreased by $44.9 million or 3.9% from $1,153.8 million in 1997 to $1,108.9 million in 1998.

  Publishing--Revenue from publishing decreased by $51.1 million or 6.1% from $834.0 million in 1997 to $782.9 million in 1998. This decline was primarily due to the transfer of certain publications to a joint venture and the closure of three publications due to the restructuring discussed below. The remainder of the decrease was primarily due to lower advertising in business publications partly offset by growth in advertising in consumer publications. Advertising revenue was lower in business publications principally due to factors affecting the computer technology industry during the year. Margin pressure on computer equipment manufacturers, industry and product delays, lower demand in Asia and a focus on the Year 2000 transition are contributing to a reduced demand for advertising in Ziff-Davis' magazines. Revenue from international operations, which generated 10.2% of the segment's revenue, increased by $2.1 million primarily due to the launch of IT Week in the UK, partially offset by lower advertising in business publications.

  Net revenue from MacUser and MacWeek magazines contributed to Mac Publishing LLC were $32.5 million for 1997 but are no longer consolidated into Ziff-Davis' results for 1998. On May 1, 1998, Ziff-Davis acquired its joint venture partner's 50% interest in FamilyPC magazine. Ziff-Davis now owns 100% of the magazine and its results are included in the consolidated results from the acquisition date. Revenue from FamilyPC included in the 1998 results was $11.1 million. Revenue related to the three publications closed as part of the restructuring was $12.5 million lower in the fourth quarter of 1998 as compared to the fourth quarter of 1997.

  Events--Revenue from events decreased by $17.6 million or 6.1% from $287.5 million in 1997 to $269.9 million in 1998. The decrease was primarily due to a decline in revenue due to the discontinuation of certain "one-time" shows that were held in 1997, lower ancillary revenue at COMDEX/Fall and lower square footage sold at COMDEX/Spring. This decrease was partially offset by increased revenue from increased square footage sold at Networld+Interop Las Vegas and Java One due to an increased number of attendees.

  Internet--Net revenue increased 74.2% to $56.1 million for the year ended December 31, 1998 from $32.2 million for the year ended December 31, 1997. Revenue from advertising was 86% of net revenue for the year ended December 31, 1998 compared to 73% for the year ended December 31, 1997. Revenue from advertising increased 104.2% to $48.2 million for the year ended December 31, 1998 from $23.6 million for the prior year. The increase in advertising revenue was attributed to an increase in volume as both the number of advertisers and the average monthly revenue per advertiser increased. Subscription-based fees and services decreased by 6.9% to $8.0 million for the year ended December 31, 1998 from $8.6 million for the year ended December 31, 1997.

 Cost of production

  Production costs decreased by 6.1% or $19.9 million from $325.2 million in 1997 to $305.3 million in 1998.

  Publishing production costs decreased by $6.0 million or 2.7% from $221.4 million in 1997 to $215.3 million in 1998. The decrease was related to a decline in the number of advertising pages produced.

  The cost of producing events decreased by $17.4 million or 17.4% from $99.5 million in 1997 to $82.1 million in 1998. The decrease was a result of lower operational costs and re-negotiated contracts as well as the discontinuation of certain "one-time" shows that were held in 1997.

  Internet production costs increased by $3.6 million or 83.7% from $4.3 million in 1997 to $7.9 million in 1998. The increase in production costs was due to higher user traffic levels and increased editorial costs associated with the launch of new content areas.

 Selling, general and administrative expenses

  Selling, general and administrative expenses increased by $3.3 million or 0.6% from $564.3 million in 1997 to $567.7 million in 1998. The increase was due to expenditures to launch new products and increased advertising expenses. The increase was partially offset by headcount reductions and efficiencies attained through the integration of operations resulting from the reorganization completed in May 1998, as well as costs eliminated by the closure of three magazines in the fourth quarter of 1998.

 Depreciation and amortization

  Total depreciation and amortization decreased $2.4 million from $154.9 million in 1997 to $152.5 million in 1998. The decrease was a result of certain assets being fully depreciated in 1997 and early 1998.

 Restructuring

  Margin pressure on computer equipment manufacturers, industry and product delays, lower demand in Asia and a focus on the Year 2000 transition are contributing to a reduced demand for advertising in Ziff-Davis' magazines, principally PC Magazine, PC/Computing, Computer Shopper and PC Week. Ziff-Davis Inc. believes these factors are continuing.

  As a result of this reduced demand, in October 1998, Ziff-Davis announced a restructuring program with the intent of significantly reducing its cost base. Ziff-Davis incurred a pre-tax charge of $52.2 million for this restructuring program. The charge was reported as a component of income from operations for the fourth quarter of 1998. The charge included asset impairment costs ($37.9 million), employee termination costs ($8.6 million) and costs to exit activities ($5.7 million) principally resulting from the closing of three publications, Windows Pro, Internet Business and Equip, and the reduction of Ziff-Davis' work force by 310 employees. The charge also included costs resulting from the discontinuation of certain educational journals and trade shows. The following sets forth additional detail concerning the principal components of the charge:

  . Asset impairment costs totaled $37.9 million. These costs included the write-off of intangible assets associated with the discontinued publications ($34.3 million) and trade shows ($2.9 million) as well as deferred expenses associated with the discontinued educational journals ($0.7 million).

  . Employee termination costs related to severed personnel at the closed publications as well as a rationalization and resulting workforce reduction of the remainder of Ziff-Davis' operations. Employee termination costs included payments for severance and earned vacation as well as the costs of outplacement services and the provision of continued benefits to personnel. As of December 31, 1998, $5.2 million of the $8.6 million related to these employee terminations had been paid.

  . Costs to exit activities reflected the costs associated with the final closure of the discontinued publications ($1.8 million) and the costs to reduce office space under lease as a result of the reduced level of employees ($3.8 million).

 Interest expense, net

  Interest expense decreased by $46.9 million or 24.6% from $190.4 million in 1997 to $143.5 million in 1998. The reduction was due primarily to lower levels of debt outstanding throughout the year, as well as the capitalization of $908.7 million of intercompany debt as part of the reorganization.

 Other non-operating income, net

  Other non-operating income, net primarily reflects Ziff-Davis' equity share in earnings and losses from joint ventures and fees earned from management of events not produced by Ziff-Davis. This income decreased $0.5 million or 5.6% from $8.7 million in 1997 to $8.2 million in 1998 reflecting reduced fees from managed events. The decline was partially offset by Ziff-Davis' equity share in earnings of MAC Publishing, LLC, an entity that was formed in August 1997.

 Income taxes

  The 1998 income tax benefit of $26.4 million increased from $1.3 million reported in 1997. The increase was due primarily to income tax benefits generated from the losses with respect to the MAC Assets, which were not deductible until Ziff-Davis purchased the MAC Assets from an affiliate on May 4, 1998. The income tax benefit was also increased by a higher net loss for the year ended December 31, 1998 compared to the net loss for the year ended December 31, 1997.

 Net loss

  As a result of the changes described above, the net loss for the period increased $6.6 million or 9.3% from $71.2 million in 1997 to $77.8 million in 1998.

 EBITDA

  EBITDA for the year ended December 31, 1998 was $244.1 million compared to $272.9 million for the year ended December 31, 1997. EBITDA for the year ended December 31, 1998 does not include the $52.2 million restructuring charge. Results were unfavorable as compared to 1997 due to a lower level of earnings from advertising in the higher margin business publications partly offset by improved results in the events segment and reduced losses in the Internet segment. The improvement in the events segment was attributed to the absence of losses from the discontinuance of certain "one-time" shows held in 1997 as well as continued costs savings. Reduced losses from the Internet segment were the result of revenue growth exceeding increases in expenses. The ratio of EBITDA to revenue was 22.0% for 1998 compared to 23.7% in 1997.

Year ended December 31, 1997 compared with Pro Forma Year ended December 31,
1996

 Revenue, net

  Net revenue increased by $73.2 million or 6.8% from $1,080.6 million in 1996 to $1,153.8 million in 1997.

  Publishing--Net revenue from publishing grew by $37.4 million or 4.7% from $796.6 million to $834.0 million. Approximately $22 million was due to inclusion of a full year of results for the electronic gaming publications acquired in mid-1996 and two publications launched in late 1996. Increases in advertising rates, generally ranging between 3.0% and 10.0%, and a 5.1% increase in advertising pages contributed $11.5 million. Revenue from international operations, which generated 10.2% of the segment's revenue, decreased by $6.6 million due to the strengthening of the U.S. dollar relative to the major European currencies. Continued growth from new educational product launches and sales of market research studies accounted for the balance of the revenue growth.

  Events--Net revenue from events increased $22.6 million or 8.5% from $264.9 million to $287.5 million. Approximately $15 million of the increase was due to 11 new trade show launches, including revenue from ancillary show-related sources. The balance of revenue growth was due to higher exhibitor rates charged at the major events, partly offset by a decline in revenue from COMDEX/Spring and certain U.K. events.

  Internet--Net revenue increased by $13.1 million or 68.6% from $19.1 million for the pro forma year ended December 31, 1996 to $32.2 million in 1997. An increasing percentage of ZDNet's net revenue was derived from advertising for the year ended December 31, 1997, accounting for 73.3% of net revenue, compared to 37.7% for the same period in 1996. The increased percentage of net revenue derived from advertising in the later period reflects a continuation of ZDNet's strategic shift from a business model based on subscription-based fees and services to one based on advertising.

  Revenue from advertising increased $16.4 million or 227.8% to $23.6 million in 1997 from $7.2 million for the pro forma year ended December 31, 1996. The increase in advertising revenue was attributable to increases in the number of advertisers, the average expenditures per advertiser and increasing advertising rates. The increase was evenly attributable to rate and volume increases. Subscription-based fees and services decreased $3.3 million or 27.7% from $11.9 million in 1996 to $8.6 million in 1997.

 Cost of production

  Production costs increased $22.6 million or 7.5% from $302.6 million to $325.2 million.

  Publishing production costs increased $10.4 million or 4.8% from $215.3 million in 1996 to $225.7 million in 1997. Costs related to new launches and volume-related growth increased approximately $20 million but were partly offset by approximately $10 million of lower paper costs.

  The costs of producing events increased $12.2 million or 14.0% from $87.3 million in 1996 to $99.5 million in 1997 primarily as a result of costs related to new events launched in 1997.

  Internet production costs increased $1.3 million or 43.3% from $3.0 million in 1996 to $4.3 million in 1997. The increase in production costs was due to higher user traffic levels and increased editorial costs associated with the launch of new content areas.

 Selling, general and administrative expenses

  Selling, general and administrative expenses increased $35.7 million or 6.8% from $528.6 million to $564.3 million. The increase was due to the addition of employees to support base business volume growth and launches of new products and services. Results included a one-time $6.0 million charge for the consolidation and restructuring of the events business which was announced in the fourth quarter of 1997. Costs for the publishing segment rose 1.2% while those for the events segment rose 22.1% due to the number of new launches and the one-time restructuring charge.

 Depreciation and amortization

  Total depreciation and amortization decreased $6.3 million to $154.9 million in 1997. The reduction in depreciation and amortization expense was a result of certain assets being fully depreciated in 1996.

 Interest expense, net

  Net interest expense increased $54.9 million or 40.5% to $190.4 million in 1997 due to interest on an additional $900 million of intercompany indebtedness to Softbank incurred to finance a return of capital.

 Other non-operating income, net

  Other non-operating income, net primarily reflects Ziff-Davis Inc.'s equity share of earnings and losses from joint ventures and fees earned from management of events not produced by Ziff-Davis. This income increased $2.6 million from $6.1 million in 1996 to $8.7 million or 42.6% reflecting growth in fees from managed events and reduced losses from joint ventures.

 Income Taxes

  The 1997 combined income tax benefit of $1.3 million compares to a pro forma income tax provision of $25.7 million in 1996. The improvement in the tax provision is due to a higher pre-tax loss giving rise to a tax benefit. The difference between the 1997 and 1996 effective tax rates and the federal statutory tax rate of 35.0% is primarily due to non-recognition of tax losses generated by the MAC Assets ($56.9 million in 1997 and $77.2 million in 1996), non-deductible goodwill amortization ($10.2 million in 1997 and $8.6 million in 1996) and state and local income taxes. In addition, the 1996 tax provision increased approximately $3.2 million as a result of pro forma adjustments related to the ZDI acquisition.

 Net loss

  As a result of the changes described above, net loss for the period increased $4.2 million or 6.2% from $67.0 million to $71.2 million.

 EBITDA

  EBITDA for 1997 was $272.9 million, an increase of $17.5 million or 6.8% from the $255.4 million generated in 1996. The increase was due to higher revenue and management fee income, net of higher production costs and selling, general and administrative expenses. The ratio of EBITDA to revenue remained relatively constant at 23.7% for 1997 compared to the 1996 margin of 23.6%.

Liquidity and Capital Resources

  As a result of the May 4, 1998 reorganization, Ziff-Davis' intercompany debt owed to Softbank was reduced to $83.1 million. Such indebtedness bears interest at 9.9% and matures in February 2010. Concurrently with Ziff-Davis' initial public offering, Ziff-Davis issued and sold $250 million aggregate principal amount of notes. In addition, Ziff-Davis entered into a $1.35 billion credit facility, and borrowed $1.25 billion under such facility, to provide additional funds for the repayment of intercompany debt to Softbank and to provide for Ziff-Davis' working capital requirements. The balance of intercompany obligations owed to Softbank was converted to equity. See Note 2 to the Consolidated Financial Statements.

  At December 31, 1998, Ziff-Davis' outstanding total debt was $1,547.9 million, excluding unamortized discount, which consisted of $77.9 million due to Softbank, $250 million in notes and $1,220.0 million under the credit facility. Under its most restrictive covenant, Ziff-Davis could have borrowed an additional $28,800,000 under the credit facility at December 31, 1998.

  Cash and equivalents were $32.6 million at December 31, 1998, an increase of $2.3 million from $30.3 million at December 31, 1997. The increase was due to factors described below:

  Cash provided by operations was $95.8 million for the year ended December 31, 1998 compared to a use of $3.4 million for the year ended December 31, 1997. The increase from 1997 to 1998 was attributed to lower losses before the restructuring charge and a decrease in funding to affiliates for the 1998 period.

  Cash used for investing activities for the year ended December 31, 1998 totaled $64.4 million compared to $44.2 million for the year ended December 31, 1997. The majority of these expenditures were for computer equipment and leasehold improvements. Acquisitions and investments in the 1998 period relate to Ziff-Davis' acquisition of Sky TV, a tradeshow in Canada, an additional 50% interest in Family PC magazine, a European marketing database company as well as investments in Red Herring and Deja News. Acquisitions for the year ended December 31, 1997 reflect the purchase of a 70% interest in GameSpot.

  Cash used in financing activities totaled $29.1 million for the year ended December 31, 1998, representing proceeds from the reorganization and initial public offering of $1,863.3 million, net of transaction costs, and funding from Softbank of $20.4 million offset by the repayment of debt and amounts due to affiliates of $1,916.1 million. Cash provided by financing activities in 1997 amounted to $47.9 million representing capital contributions partly offset by repayments of intercompany debt.

  Ziff-Davis had a working capital surplus of approximately $35.5 million at December 31, 1998, compared to a working capital deficit of approximately $371.1 million at December 31, 1997. Ziff-Davis' balance sheet has historically had a working capital deficit due to significant amounts due to affiliates. Ziff-Davis also maintains a significant level of deferred revenue generated from publication subscriptions paid in advance and prepayments from trade show exhibitors. At December 31, 1998, Ziff-Davis had deferred revenue of $152.1 million compared to $154.7 million at December 31, 1997. Deferred revenue does not represent a cash liability owed by Ziff-Davis, unless Ziff-Davis fails to deliver a magazine or cancels a trade show, and generally does not affect Ziff-Davis' ability to fund day-to-day operations. Working capital increased as a result of the reorganization and the initial public offering of Ziff-Davis' common stock which resulted in the repayment and conversion to equity of related party obligations in connection therewith.

  On December 11, 1998, Standard & Poor's lowered its corporate credit and bank loan ratings for Ziff-Davis to BB- from BB and its subordinated debt rating for Ziff-Davis to B from B+. This downgrade had no impact on our current borrowings. Although this downgrade may make future borrowings more expensive, we do not believe this will have a material impact on our liquidity or our access to credit markets.

  Ziff-Davis believes, based on its current level of operations and anticipated growth, that Ziff-Davis' ability to generate cash, together with cash on hand and available lines of credit, will be sufficient to make required payments of principal and interest on Ziff-Davis' indebtedness and to fund anticipated capital expenditures and working capital requirements. However, actual capital expenditures may change, particularly as a result of any acquisitions Ziff-Davis may pursue. The ability of Ziff-Davis to meet its debt service obligations and reduce its total debt will depend upon the future performance of Ziff-Davis.

Credit Facility

  Ziff-Davis' credit facility, as amended, consists of a seven-year $400 million reducing revolving credit facility, a seven-year $450 million term loan and an eight-year $500 million term loan. There are no scheduled reductions in the revolving credit commitment or amortization under the term loan until September 2000.

  For the reasons described under "--Restructuring" above, Ziff-Davis' debt to EBITDA ratios at December 31, 1998 would have been above the levels that had originally been required by its credit facility. On December 16, 1998, the lenders of the $1.35 billion credit facility agreed to amend certain provisions of that facility. The amended provisions include an increase in the allowed leverage ratios. In return, the Company agreed to pay a one-time fee of $3.375 million and increase the interest rates on amounts borrowed under the facility to rates currently ranging from LIBOR plus 2.875% to LIBOR plus 3.375% depending on the type of loan. Had the increased interest rates been in effect for the period from Ziff-Davis' initial public offering on April 28, 1998 to December 31, 1998, interest expense would have increased by approximately $11.9 million. Based on the $1,220.0 million outstanding on December 31, 1998, the annualized incremental interest is $18.0 million. This increase in interest expense would reduce the amounts otherwise available to fund operations.

  Ziff-Davis' credit facility exposes it to market risk with respect to changes in interest rates. Ziff-Davis manages this risk through the use of interest rate swap agreements, as described below. Through the use of these swap agreements, Ziff-Davis has effectively established a fixed interest rate for $550 million of the outstanding credit facility. Based on the $1,220.0 million outstanding under the credit facility at December 31, 1998, if the LIBOR rate were to increase by 1%, Ziff-Davis would incur, after giving effect to the swap agreements, an additional $6.7 million of annual interest expense.

Interest Rate Swaps

  On June 10, 1998, Ziff-Davis entered into interest rate swap agreements, with an aggregate notional amount of $550 million. Under these swap agreements, which commenced on August 10, 1998, Ziff-Davis receives a floating rate of interest based on three-month LIBOR, which resets quarterly, and pays a fixed rate of interest each quarter for the terms of the respective agreements. The weighted average fixed rate Ziff-Davis pays under these agreements is 5.85%. Ziff-Davis has entered into these agreements solely to hedge its interest rate risk. At December 31, 1998, the three-month LIBOR rate was 5.06%.

  These swap agreements are viewed by Ziff-Davis as risk management tools and are not used for trading or speculative purposes. The notional amount of $550 million does not represent a real amount exchanged by the parties, and therefore, is not a measure of Ziff-Davis' exposure through its use of swap agreements. The fair values of these swap agreements were estimated by obtaining quotes from brokers which represented the amounts that Ziff-Davis would pay if the agreements were terminated at the balance sheet date. While it is not Ziff-Davis' intention to terminate these swap agreements, these fair values indicated that the termination of the swap agreements would have resulted in a loss of $15,627,000.

  By nature, swap agreements involve credit risk, due to the possible nonperformance by counterparties. To mitigate this risk, Ziff-Davis enters into swap agreements with major financial institutions and diversifies the counterparties used as a means to limit counterparty exposure and concentration of risk.

ZDTV

  In July 1997, Ziff-Davis entered into a license and services agreement to develop ZDTV for MAC Holdings, a company that is wholly owned by Mr. Masayoshi Son, who is a director of Ziff-Davis and principal stockholder of SOFTBANK Corp. Under this agreement, Ziff-Davis agreed to fund ZDTV's operations through unsecured advances and was granted an option to purchase ZDTV for a price equal to MAC Holdings' investment plus 10% per annum for the period of investment. On January 15, 1999, Ziff-Davis exercised this option and on February 4, 1999, purchased ZDTV at a purchase price of $81.4 million. Ziff-Davis paid approximately $32.8 million of the purchase price in cash, funded on February 5, 1999, and paid the remainder by applying approximately $48.6 million in advances owed to it by MAC Holdings through December 31, 1998. Ziff-Davis also agreed to be responsible for the funding of ZDTV during the period in 1999 prior to the purchase which will be accounted for as additional purchase price. The cash portion of the purchase price was funded by an advance from ZDTV to Ziff-Davis, pursuant to the ZDTV cash management system, of the funds invested in ZDTV by Vulcan Programming described below. In connection with its acquisition of ZDTV, Ziff-Davis assumed MAC Holdings' obligations under an option granted to DirectTV to purchase 5% of ZDTV for $15 million, subject to adjustment.

  Ziff-Davis currently has certain long-term agreements to distribute ZDTV via satellite. Historically, start-up cable television channels have required substantial investment and there can be no assurance that ZDTV will ultimately obtain sufficient cable carriage and commercial acceptance to be profitable. The following unaudited summary pro forma information assumes that the acquisition of ZDTV and the sale of a one-third interest in ZDTV to Vulcan Programming referred to below had been consummated on January 1, 1998. Adjustments for ZDTV transactions include the operating results of ZDTV, amortization of the purchase price of ZDTV, Vulcan Programming's one-third interest in the losses of ZDTV and the tax effect of these items.

                                                       Adjustments
                                           Ziff-Davis    for ZDTV
                                              Inc.     Transactions Pro forma
                                           ----------  ------------ ----------
                                            (dollars in thousands except per
                                                      share data)
   Revenue................................ $1,108,892    $ 5,585    $1,114,477
   Income (loss) from operations..........     31,080    (55,049)      (23,969)
   Net loss...............................    (77,809)   (22,443)     (100,252)
   Pro forma basic loss per share.........                          $    (1.00)

  ZDTV's cash requirements are currently expected to be approximately $50 million for 1999. The $54 million invested in ZDTV by Vulcan Programming will be used to fund ZDTV and thereafter cash requirements will be funded by the partners or by third parties.

  Ziff-Davis intends to file appropriate financial statements and pro forma information regarding ZDTV on or before April 20, 1999 as set forth in its Form 8-K filed with the SEC on February 19, 1999.

Vulcan Transactions

  On February 5, 1999, Vulcan Programming, an entity owned by Paul G. Allen, purchased a one-third interest in ZDTV for $54 million. On March 4, 1999, Vulcan Ventures, the investment vehicle of Paul G. Allen, purchased approximately three million shares of Ziff-Davis Inc. common stock for $50 million. Proceeds from these investments will be used to reduce outstanding indebtedness under Ziff-Davis' revolving credit facility.

ZDNet Offering

  Upon approval of Ziff-Davis' stockholders, Ziff-Davis plans to issue through an initial public offering a new class of common stock, designated Ziff-Davis Inc.--ZDNet Common Stock, intended to track the performance of Ziff-Davis' online business. Ziff-Davis expects to offer 10 million shares at an initial public offering price of $12.00 per share, the midpoint of the range of initial public offering prices as established by Ziff-Davis' underwriters. Net proceeds from the offering, after deducting underwriting expenses, are estimated at $107.6 million, or $124.3 million if the underwriters fully exercise their option to purchase additional shares. Proceeds from the offering will be used to reduce outstanding indebtedness under Ziff-Davis' revolving credit facility. Ziff-Davis plans to complete the offering in the first or second quarter of 1999 but reserves the right to delay or not make the offering at all, depending on market conditions.

Seasonality

  Historically, Ziff-Davis' business has been seasonal as a significant portion of annual revenue has occurred in the second and fourth quarters. The following table sets forth certain unaudited quarterly combined statements of operations data for each of the eight quarters in the period ended December 31, 1998. In the opinion of Ziff-Davis' management, this unaudited information has been prepared on a basis consistent with the audited Consolidated Financial Statements appearing elsewhere in this prospectus and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the information set forth therein when read in conjunction with the Consolidated Financial Statements and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                Quarters Ended
                          -----------------------------------------------------------------------------------------------
                          March 31,  June 30,  September 30, December 31, March 31,  June 30,  September 30, December 31,
                            1997       1997        1997          1997       1998       1998        1998          1998
                          ---------  --------  ------------- ------------ ---------  --------  ------------- ------------
                                                            (dollars in thousands)
Revenue, net:
 Publishing.............  $204,281   $211,333    $191,613      $226,788   $191,245   $198,419    $181,726      $211,492
 Events.................    15,321     82,135      24,227       165,845     27,121     65,782      29,787       147,177
 Internet...............     5,283      7,862       8,132        10,941      9,688     12,274      14,505        19,676
                          --------   --------    --------      --------   --------   --------    --------      --------
Total revenue...........  $224,885   $301,330    $223,972      $403,574   $228,054   $276,475    $226,018      $378,345
 Percentage of total
  year..................      19.5%      26.1%       19.4%         35.0%      20.6%      24.9%       20.4%         34.1%
Cost of production......    61,526     92,986      62,716       108,017     70,310     75,749      63,471        95,816
Selling, general and
 administrative
 expenses...............   139,980    143,243     143,131       137,990    144,239    140,063     139,516       143,865
Depreciation and
 amortization...........    38,966     39,032      39,699        37,243     37,475     39,276      37,843        37,950
Restructuring charge....       --         --          --            --         --         --          --         52,239
                          --------   --------    --------      --------   --------   --------    --------      --------
Income (loss) from
 operations.............   (15,587)    26,069     (21,574)      120,324    (23,970)    21,387     (14,812)       48,475
Income (loss) before
 taxes..................   (60,145)   (17,715)    (66,937)       72,306    (68,287)   (12,032)    (39,449)       15,532
Net income (loss).......  $(59,817)  $(17,387)   $(66,609)     $ 72,634   $ (5,121)  $(76,560)   $ (4,498)     $  8,370
EBITDA(1)...............  $ 25,534   $ 68,216    $ 20,486      $158,658   $ 15,127   $ 63,397    $ 27,487      $138,083
 Percentage of total
  year..................       9.4%      25.0%        7.5%         58.1%       6.2%      26.0%       11.3%         56.5%

--------
(1) "EBITDA" is defined as income before provision for income taxes, interest expense, depreciation and amortization. EBITDA for the quarter ended December 31, 1998 does not include a one-time restructuring charge of $52,239,000. EBITDA is not intended to represent cash flows from operations and should not be considered as an alternative to net income as an indicator of Ziff-Davis' operating performance or to cash flows as a measure of liquidity. Although Ziff-Davis believes that EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the publishing and media industries, the EBITDA presented for Ziff-Davis may not be comparable to similarly titled measures reported by other companies.

Inflation and Fluctuations in Paper Prices and Postage Costs

  Ziff-Davis continually assesses the impact of inflation and changes in paper prices. Ziff-Davis generally enters into contracts for the purchase of paper which adjust the price on a quarterly basis. Paper prices began to rise in 1994, rose significantly in 1995 and 1996 and then decreased in 1997. During 1998, paper prices were relatively flat. Management anticipates that paper prices will remain relatively stable in 1999. Ziff-Davis will continue to monitor the impact of inflation and paper prices and will consider these matters in setting its pricing policies. Ziff-Davis frequently reviews its purchasing and manufacturing processes for opportunities to reduce costs and mitigate the impact of paper price and postage rate increases such as purchasing lighter-grade paper stock or, when paper prices are at cyclical lows, increasing paper inventory or entering into longer term contracts with suppliers. However, Ziff-Davis had not entered, and does not currently plan to enter, into long-term forward price or option contracts for paper. Management estimates postage costs will increase approximately 3.5% in 1999.

Year 2000 Readiness Disclosure

  During 1997, Ziff-Davis began a review of its computer systems and software to identify systems and software which might malfunction due to misidentification of the Year 2000. Ziff-Davis is using both internal and external resources to identify, test, correct and reprogram systems and software for Year 2000 readiness.

  At December 31, 1998, Ziff-Davis was in the research and validation phase of its Year 2000 project for information technology, or IT, systems and non-IT systems. This phase consists of research and validation of all infrastructure, hardware and software, including platform, wide-area network and local-area network components. Research for non-IT systems includes identifying systems that include embedded technology, such as micro-controllers, which are not Year 2000 compliant.

  Ziff-Davis has identified critical systems and applications that will either be validated for compliance through formal documentation, through vendors or through testing. Ziff-Davis will enter the testing phase of its infrastructure, hardware, software and databases in the first quarter of 1999 and plans to complete such phase by September 1, 1999. Contingency plans will be developed for any systems or platforms that are known to be non-compliant as of September 1, 1999.

  Some of Ziff-Davis' computer systems and databases, including its subscription fulfillment and payroll systems, are managed by third parties under contractual arrangements. Ziff-Davis currently has no Year 2000 compliance problems known to it relating to third parties. Ziff-Davis has requested those third parties with which it has material relationships in the first quarter of 1999 to advise it as to whether such third parties anticipate difficulties in addressing Year 2000 compliance problems, and if so, the nature of such difficulties. Ziff-Davis anticipates that such inquiries will be completed by April 30, 1999.

  In addition, Ziff-Davis will develop contingency plans during the second half of 1999 in order to compensate for any disruption or downtime that could result from a Year 2000 compliance problem. Ziff-Davis plans to replace IT and non-IT systems that it determines are not Year 2000 compliant prior to October 1, 1999 in order to minimize any risk of a Year 2000 compliance problem.

  Ziff-Davis has incurred remediation costs associated with its Year 2000 readiness efforts. These remediation costs have been incurred in connection with replacement of systems and hardware, modification of software and consulting costs related to Year 2000 solution providers. The costs to address Year 2000 issues which have been included in the general and administrative expenses have not been tracked separately and are therefore not determinable. However, management believes these expenses have been substitutive rather than incremental to the recurring level of general and administrative expenses. Total capitalized costs incurred in the replacement of systems in connection with Ziff-Davis' Year 2000 readiness efforts as of December 31, 1997 and 1998 were $1,692,000 and $3,837,000, respectively. Ziff-Davis estimates that it will incur an additional $3,815,000 during 1999 related to its Year 2000 readiness efforts.

  Ziff-Davis expects to complete testing and replacement of critical systems by the beginning of the fourth quarter of 1999. Ziff-Davis' estimate of its most reasonably likely "worst case scenario" would be the failure of its internal applications and systems that process and store certain information and data. Ziff-Davis would resolve the failure of such applications and systems one by one and management of Ziff-Davis does not believe that the impact on its critical systems would be material. However, if the Company or any subscribers, advertisers, licensors, vendors or other third parties on whom it relies experiences a Year 2000 compliance problem, this could have a material adverse effect on Ziff-Davis' profit and liquidity.

Recently Issued Accounting Pronouncements

  SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, issued in June 1998, establishes accounting and reporting standards for derivative instruments and for hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Ziff-Davis does not expect the adoption of SFAS No. 133 to have a material impact on Ziff-Davis' results of operations.

  Ziff-Davis expects to adopt this statement beginning with its 2000 financial statements.

  Forward-Looking Statements

  Certain statements contained in this Form 10-K and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements which are subject to various risks and uncertainties. Actual results could differ materially from those discussed herein. Important factors that could cause or contribute to such differences include those discussed under the caption "Risk Factors" contained in Ziff-Davis' Registration Statement on Form S-1 (File No. 333-69447).

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Ziff-Davis Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows and changes in stockholders' equity, present fairly, in all material respects, the financial position of Ziff-Davis Inc. and its subsidiaries (the "Company") at December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
New York, NY
February 22, 1999

                                ZIFF-DAVIS INC.

                          CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)

                                                             December 31,
                                                         ----------------------
                                                            1997        1998
                                                         ----------  ----------
                         ASSETS
Current assets:
  Cash and cash equivalents............................. $   30,301  $   32,566
  Accounts receivable, net..............................    221,310     227,325
  Inventories...........................................     17,853      15,551
  Prepaid expenses and other current assets.............     37,900      34,543
  Due from affiliates...................................    131,290      53,984
  Deferred taxes........................................      8,794      22,262
                                                         ----------  ----------
Total current assets....................................    447,448     386,231
Property and equipment, net.............................     53,536      91,189
Intangible assets, net..................................  3,030,333   2,907,043
Other assets............................................     15,329      49,340
                                                         ----------  ----------
Total assets............................................ $3,546,646  $3,433,803
                                                         ==========  ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable...................................... $   55,468  $   74,397
  Accrued expenses......................................     80,094      97,319
  Unearned income, net..................................    154,682     152,081
  Due to affiliates and management......................    398,332       4,618
  Current portion of notes payable to affiliates........    125,790       7,692
  Other current liabilities.............................      4,222      14,591
                                                         ----------  ----------
Total current liabilities...............................    818,588     350,698
Notes payable to affiliates.............................  2,408,240      70,192
Notes payable, net of unamortized discount..............        --    1,469,130
Deferred taxes..........................................    180,117     165,082
Due to management.......................................        --        5,400
Other liabilities.......................................     13,571      20,703
                                                         ----------  ----------
Total liabilities.......................................  3,420,516   2,081,205
                                                         ----------  ----------
Commitments and contingencies (Notes 17 and 18)
Stockholders' equity:
  Preferred stock(1)....................................        --          --
  Common stock(2).......................................        --        1,000
  Additional paid-in capital............................    248,330   1,571,681
  Accumulated deficit...................................   (119,429)   (197,238)
  Deferred compensation.................................       (996)    (22,024)
  Cumulative translation adjustment.....................     (1,775)       (821)
                                                         ----------  ----------
Total stockholders' equity..............................    126,130   1,352,598
                                                         ----------  ----------
Total liabilities and stockholders' equity.............. $3,546,646  $3,433,803
                                                         ==========  ==========

--------
(1) December 31, 1998: par value $.01 per share, 10,000,000 shares authorized, no shares issued and outstanding; December 31, 1997: no shares authorized, issued and outstanding.
(2) December 31, 1998: par value $.01 per share, 120,000,000 shares authorized, 100,000,000 shares issued and outstanding; December 31, 1997: par value $.01 per share, 2,000 shares authorized, 200 shares issued and outstanding.

   The accompanying notes are an integral part of these financial statements.

                                ZIFF-DAVIS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (dollars in thousands, except share and per share amounts)

                                               Years ended December 31,
                                            ---------------------------------
                                              1996       1997        1998
                                            ---------  ---------  -----------
Revenue, net:
  Publishing............................... $ 674,040  $ 834,015    $ 782,882
  Events...................................   264,884    287,528      269,867
  Internet.................................    16,215     32,218       56,143
                                            ---------  ---------  -----------
                                              955,139  1,153,761    1,108,892
                                            ---------  ---------  -----------
Cost of production.........................   271,532    325,245      305,346
Selling, general and administrative
 expenses..................................   456,690    564,344      567,683
Depreciation and amortization of property
 and equipment.............................    32,303     30,379       29,885
Amortization of intangible assets..........   107,433    124,561      122,659
Restructuring charge.......................       --         --        52,239
                                            ---------  ---------  -----------
Income from operations.....................    87,181    109,232       31,080
Interest expense, net--related party.......  (120,646)  (190,445)     (65,935)
Interest expense, net......................       --         --       (77,612)
Other non-operating income, net............     6,341      8,722        8,231
                                            ---------  ---------  -----------
Loss before income taxes...................   (27,124)   (72,491)    (104,236)
Provision (benefit) for income taxes.......    24,957     (1,312)     (26,427)
                                            ---------  ---------  -----------
Net loss................................... $ (52,081) $ (71,179)   $ (77,809)
                                            =========  =========  ===========
Pro forma basic loss per common share......                         $   (0.78)
                                                                  ===========
Pro forma weighted average common shares
 outstanding...............................                       100,000,000
                                                                  ===========


   The accompanying notes are an integral part of these financial statements.

                                ZIFF-DAVIS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                Years ended December 31,
                                            ----------------------------------
                                               1996        1997       1998
                                            -----------  --------  -----------

Cash flows from operating activities:
Net loss..................................  $   (52,081) $(71,179) $   (77,809)
Adjustments to reconcile net loss to net
 cash provided (used) by operating activi-
 ties:
 Depreciation and amortization............      139,736   154,940      152,544
 Amortization of debt issuance costs and
  discount................................          --        --         2,430
 Restructuring charge.....................          --        --        52,239
 Income from equity investments...........         (115)   (2,030)      (7,483)
 Deferred tax provision (benefit).........       24,957    (1,312)     (28,974)
 Changes in operating assets and liabili-
  ties:
  Accounts receivable.....................      (38,086)  (18,899)      (4,899)
  Inventories.............................        7,788      (853)       2,923
  Accounts payable and accrued expenses...       12,850    (7,376)      (1,121)
  Unearned income.........................        1,392   (20,194)      (5,326)
  Due to affiliates and management........      (29,303)  (38,543)      (3,348)
  Other, net..............................       (5,595)    2,082       14,600
                                            -----------  --------  -----------
Net cash provided (used) by operating
 activities...............................       61,543    (3,364)      95,776
                                            -----------  --------  -----------
Cash flows from investing activities:
  Capital expenditures....................      (22,365)  (30,196)     (36,599)
  Investments and acquisitions, net of
   cash acquired..........................   (2,124,823)  (14,000)     (27,772)
                                            -----------  --------  -----------
Net cash used by investing activities.....   (2,147,188)  (44,196)     (64,371)
                                            -----------  --------  -----------
Cash flows from financing activities:
  Proceeds from equity offering...........          --        --       380,337
  Proceeds from issuance of notes pay-
   able...................................          --        --       242,723
  Proceeds from issuance of bank debt.....          --        --     1,240,200
  Proceeds from notes payable to affili-
   ates...................................    1,080,000    10,000          --
  Payments of amounts due to affiliates...          --        --      (314,798)
  Repayments of credit facility...........          --        --       (95,504)
  Borrowings under credit facility........          --        --        65,504
  Principal payments on notes payable to
   affiliates.............................          --    (31,420)  (1,571,264)
  Payment of deferred financing fee.......          --        --        (3,375)
  Purchase of treasury shares.............          --        --       (29,500)
  Sale of treasury shares.................          --        --        29,500
  Advance from majority shareholder.......          --        --        20,377
  Contributed capital.....................    1,015,652    69,366        6,660
  Payment of dividends....................       (8,000)      --           --
                                            -----------  --------  -----------
Net cash provided (used) by financing
 activities...............................    2,087,652    47,946      (29,140)
Net increase in cash and cash
 equivalents..............................        2,007       386        2,265
Cash and cash equivalents at beginning of
 period...................................       27,908    29,915       30,301
                                            -----------  --------  -----------
Cash and cash equivalents at end of peri-
 od.......................................  $    29,915  $ 30,301  $    32,566
                                            ===========  ========  ===========

   The accompanying notes are an integral part of these financial statements.

                                ZIFF-DAVIS INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             (dollars in thousands)

                   Ziff-Davis Inc.                    ZDI          ZDCF      Additional  Retained                Cumulative
                  -------------------  Treasury  ------------- -------------  paid-in    earnings     Deferred   translation
                    Shares     Amount   Stock    Shares Amount Shares Amount  capital    (deficit)  compensation adjustment
                  -----------  ------  --------  ------ ------ ------ ------ ----------  ---------  ------------ -----------
Balance at
 December 31,
 1995...........          --   $  --   $   --      --   $ --     100  $ --   $  379,586  $  11,831    $    --      $  111
Acquisition of
 Ziff-Davis
 Holdings Corp...                                  100    --                  1,014,178
Return of
 capital........                                                               (899,948)
Capital
 contribution...                                                                  1,474
Dividend paid...                                                                            (8,000)
Shares
 contributed to
 restricted
 stock plan.....                                                                  3,528                 (3,528)
Compensation
 earned on
 restricted
 stock..........                                                                                         1,080
Net loss........                                                                           (52,081)
Foreign currency
 translation
 adjustment.....                                                                                                     (475)
                  -----------  ------  -------    ----  -----   ----  -----  ----------  ---------    --------     ------
Balance at
 December 31,
 1996...........          --      --       --      100    --     100    --      498,818    (48,250)     (2,448)      (364)
Return of
 capital........                                                               (381,434)
Capital
 contribution...                                                                128,482
Shares
 contributed to
 restricted
 stock plan.....                                                                  2,464                 (2,464)
Compensation
 earned on
 restricted
 stock..........                                                                                         3,916
Net loss........                                                                           (71,179)
Foreign currency
 translation
 adjustment.....                                                                                                   (1,411)
                  -----------  ------  -------    ----  -----   ----  -----  ----------  ---------    --------     ------
Balance at
 December 31,
 1997...........          --      --       --      100    --     100    --      248,330   (119,429)       (996)    (1,775)
Capital
 contribution...                                                                  9,007
Capitalization
 of amounts due
 to affiliates..                                                                908,673
Contribution of
 subsidiaries
 from SBH to
 Ziff-Davis
 Inc............   73,619,355     736             (100)   --    (100)   --
Initial public
 offering.......   25,800,000     258                                           375,235
Acquisition of
 fixed assets
 from an
 affiliate......      580,645       6                                             8,994
Purchase of
 treasury shares
 from SBH.......   (2,000,000)    (20) (29,480)
Sale of treasury
 shares to the
 public.........    2,000,000      20   29,480
Stock option
 vested as
 severance......                                                                    162
Conversion of
 Softbank stock
 options........          --                                                      3,018                 (3,018)
Issuance of
 ZDNet Options..                                                                 18,262                (18,262)
Net loss........                                                                           (77,809)
Compensation
 earned on
 restricted
 stock..........                                                                                           252
Foreign currency
 translation
 adjustment.....                                                                                                      954
                  -----------  ------  -------    ----  -----   ----  -----  ----------  ---------    --------     ------
Balance at
 December 31,
 1998...........  100,000,000  $1,000  $   --      --   $ --     --   $ --   $1,571,681  $(197,238)   $(22,024)    $ (821)
                  ===========  ======  =======    ====  =====   ====  =====  ==========  =========    ========     ======
                      Total
                  stockholders'
                     equity
                  -------------
Balance at
 December 31,
 1995...........   $  391,528
Acquisition of
 Ziff-Davis
 Holdings Corp...   1,014,178
Return of
 capital........     (899,948)
Capital
 contribution...        1,474
Dividend paid...       (8,000)
Shares
 contributed to
 restricted
 stock plan.....          --
Compensation
 earned on
 restricted
 stock..........        1,080
Net loss........      (52,081)
Foreign currency
 translation
 adjustment.....         (475)
                  -------------
Balance at
 December 31,
 1996...........      447,756
Return of
 capital........     (381,434)
Capital
 contribution...      128,482
Shares
 contributed to
 restricted
 stock plan.....          --
Compensation
 earned on
 restricted
 stock..........        3,916
Net loss........      (71,179)
Foreign currency
 translation
 adjustment.....       (1,411)
                  -------------
Balance at
 December 31,
 1997...........      126,130
Capital
 contribution...        9,007
Capitalization
 of amounts due
 to affiliates..      908,673
Contribution of
 subsidiaries
 from SBH to
 Ziff-Davis
 Inc............          736
Initial public
 offering.......      375,493
Acquisition of
 fixed assets
 from an
 affiliate......        9,000
Purchase of
 treasury shares
 from SBH.......      (29,500)
Sale of treasury
 shares to the
 public.........       29,500
Stock option
 vested as
 severance......          162
Conversion of
 Softbank stock
 options........          --
Issuance of
 ZDNet Options..          --
Net loss........      (77,809)
Compensation
 earned on
 restricted
 stock..........          252
Foreign currency
 translation
 adjustment.....          954
                  -------------
Balance at
 December 31,
 1998...........   $1,352,598
                  =============


   The accompanying notes are an integral part of these financial statements.

                                ZIFF-DAVIS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (numbers rounded to the nearest thousand, except share and per share amounts)

1. The Company and Basis of Presentation

 Formation of Ziff-Davis Inc.

  Ziff-Davis Inc. was formed through an initial public offering and a reorganization that were completed on May 4, 1998. (See Note 2.) Prior to that date, the predecessors of Ziff-Davis Inc. (currently named ZD Inc. ("ZDI") and ZD Events Inc.) were wholly owned indirect subsidiaries of SOFTBANK Corp (together with its non-Ziff-Davis Inc. affiliates, "Softbank"). As such, financial statements for periods prior to May 4, 1998 have been prepared on a combined basis while the financial statements for the periods after May 4, 1998 have been prepared on a consolidated basis.

  As further described below, the consolidated financial statements include the accounts of ZDI from its date of acquisition (February 29, 1996) and ZD Events for all periods presented. In addition, the results of the MAC Assets (as defined below) which were acquired in two tranches on October 31, 1997 and May 4, 1998 have been included in Ziff-Davis Inc.'s financial statements from the time of their acquisition by MAC Inc. ("MAC") (February 29, 1996). These results have been included in a manner similar to a pooling of interests, as the MAC Assets, ZDI and ZD Events Inc. were under common control at the time the MAC Assets were acquired by Ziff-Davis Inc. (See relationship with Softbank and MAC below.)

 Relationship with Softbank and MAC

  SOFTBANK Corp. is the indirect majority stockholder of Ziff-Davis Inc. SOFTBANK Corp. is a Japanese corporation which at the time of the acquisition of the MAC Assets was majority owned directly and indirectly by its president, Mr. Son. As of December 31, 1998, Mr. Son owned approximately 45% of SOFTBANK Corp. (50.2% as of December 31, 1997). MAC, also a Japanese corporation, was wholly owned by Mr. Son.

 Operations and acquisitions

  Ziff-Davis Inc. operates in three business segments: (1) publishing, (2) events and (3) Internet.

 Publishing

  The publishing segment is engaged in publishing magazines, journals, newsletters, electronic information products, training manuals and market research about the computer industry. The publishing segment's principal operations are in the U.S. and Europe, although it also licenses or syndicates its editorial content to over 50 other publications distributed worldwide.

 Events

  The events segment is engaged in the organization, production and management of trade shows, conferences and seminars for the computer industry. The events segment's principal operations are in the U.S. and to a lesser extent in Europe and Asia.

 Internet

  The Internet segment is engaged in providing technology related information to Internet users worldwide. The Internet segment's principal operations are in the U.S. and to a lesser extent in Europe.

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


 Acquisition of ZDI (formerly Ziff-Davis Publishing Company and Ziff-Davis Holdings Corp.)

  In February 1996, Softbank acquired the stock of Ziff-Davis Holdings Corp. ("Holdings") for an aggregate purchase price of approximately $1,800,000,000, plus transaction costs. Concurrent with the acquisition, in a separate agreement, MAC, directly or through wholly owned affiliates, acquired certain of the assets and assumed certain of the liabilities of ZDI (the "MAC Assets") for an aggregate purchase price of approximately $302,000,000.

  These acquisitions have been accounted for as of February 29, 1996 using the purchase method of accounting. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed was $1,922,000,000 and $285,000,000, respectively.

  Subsequent to the acquisition, Holdings and ZDI were merged with ZDI being the surviving corporation.

 Purchase of the MAC Assets

  In 1997, ZDI agreed to purchase certain of the MAC Assets for $370,000,000. The acquisition was effected in two tranches, the first of which closed on October 31, 1997 and the second of which closed upon completion of the initial public offering of Ziff-Davis Inc.'s common stock (further described below). At December 31, 1997, ZDI had accrued the $370,000,000 purchase price which was recorded as a return of capital.

  The acquisitions from MAC described above have been accounted for in a manner similar to a pooling of interests as all entities involved were under common control at the time of the acquisitions. Accordingly, the accompanying consolidated financial statements include the results of operations of the MAC Assets from February 29, 1996.

 Acquisition of Sendai

  On May 8, 1996, ZDI acquired substantially all of the assets and liabilities of Sendai Publishing Group, Inc., a publisher and distributor of magazines, books, products and computer services related to the electronic gaming industry, for approximately $27,500,000, plus transaction costs. The acquisition was accounted for as a purchase and accordingly, Sendai's results are included in the consolidated financial statements since the date of acquisition. The excess of the purchase price over assets acquired approximated $33,378,000. The operations of Sendai did not have a material effect on the consolidated results of operations for the year ended December 31, 1996.

 Acquisition of Sky TV

  On October 28, 1998, Ziff-Davis Inc. acquired the assets of Sky TV Inc. and certain affiliates for approximately $12,150,000 in cash plus contingent payments related to earnings performance payable in 2002. Sky TV is a media company that produces video content for distribution principally through airline in-flight, cable and broadcast television. The acquisition was accounted for as a purchase and accordingly Sky TV's results are included in the consolidated financial statements since the date of acquisition. The excess of the purchase price over assets acquired approximated $11,318,000. The operations of Sky TV did not have a material effect on consolidated results of operations for the year ended December 31, 1998.

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


2. Reorganization, Initial Public Offering and ZDNet Stock Proposal

  On February 4, 1998, a nonstock corporation, ZD Inc., was formed in contemplation of a reorganization and initial public offering of Ziff-Davis Inc. Upon completion of the initial public offering (described below), Ziff-Davis Inc. was renamed ZD Inc. and ZDCF was renamed ZD Events Inc. and ZD Inc. was renamed Ziff-Davis Inc.

  On May 4, 1998 SOFTBANK Corp., through its wholly owned subsidiary SOFTBANK Holdings Inc. ("SBH"), completed a reorganization whereby the common stock of ZD Inc. and ZD Events Inc. were contributed to Ziff-Davis Inc. in exchange for 73,619,335 shares of Ziff-Davis Inc.'s common stock. Concurrent with the reorganization, Ziff-Davis Inc. (1) completed an initial public offering of 25,800,000 common shares at an initial public offering price of $15.50 per share, (2) issued $250,000,000 of 8 1/2% subordinated notes due 2008,
(3) entered into a $1,350,000,000 credit facility with a group of banks under which $1,250,000,000 was borrowed and (4) converted $908,673,000 of intercompany indebtedness to equity. In addition, Ziff-Davis Inc. received approximately $9,107,000 of fixed assets from Kingston Technology Company ("Kingston"), a related party, in exchange for 580,645 shares of Ziff-Davis Inc.'s common stock and $107,000 in cash. These assets have been subsequently leased back to Kingston. Total shares of common stock issued to Softbank were 74,200,000. The transactions described above are hereafter referred to as the "Reorganization".

  Proceeds, net of transaction costs, from the initial public offering and funding transactions in the Reorganization of $1,863,260,000 were used to complete the purchase of certain assets from MAC for $370,000,000 and repay intercompany indebtedness.

  On May 28, 1998, Ziff-Davis Inc.'s U.S. underwriters exercised their option to purchase 2.0 million additional shares of common stock to cover over-allotments. Ziff-Davis Inc. purchased the additional shares from SBH resulting in no change to the total number of shares outstanding. On December 31, 1998, SBH contributed 71,619,355 shares of Ziff-Davis Inc.'s common stock to SOFTBANK America Inc., an affiliate of SOFTBANK Corp.

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


 Unaudited pro forma financial information

  The following summary pro forma information has been prepared as if the Reorganization and initial public offering described above, had been consummated on January 1, 1998. The pro forma adjustments include a $5,219,000 reduction of interest expense, a $900,000 increase in depreciation expense and a $900,000 reduction of selling, general and administrative expenses, as well as the tax effect of these items recorded at an effective tax rate of 40%.

                                                                Year ended
                                                             December 31, 1998
                                                           ---------------------
                                                           (dollars in thousands
                                                           except share and per
                                                              share amounts)
   Revenue, net...........................................      $ 1,108,892
   Depreciation and amortization .........................          153,444
   Income from operations.................................           31,080
   Interest expense, net..................................          138,328
   Loss before income taxes...............................          (99,017)
   Income tax benefit.....................................           24,339
   Net loss...............................................      $   (74,678)
   Net loss per basic common share........................      $     (0.75)
   Weighted average common shares outstanding.............      100,000,000


 ZDNet Stock Proposal (unaudited)

  The stockholders of Ziff-Davis Inc. are scheduled to vote on a proposal (the "Tracking Stock Proposal") to authorize the issuance of a new series of common stock, to be designated as Ziff-Davis Inc.--ZDNet Common Stock ("ZDNet Stock"), intended to reflect the performance of Ziff-Davis Inc.'s online business division ("ZDNet"). The majority owner of the common stock of Ziff-Davis Inc. has committed to vote for the Tracking Stock Proposal. Before the ZDNet Stock is first issued, Ziff-Davis Inc.'s existing common stock will be re-classified as Ziff-Davis Inc.--ZD Common Stock ("ZD Stock") and that stock will be intended to reflect the performance of Ziff-Davis Inc.'s other businesses and a "Retained Interest" in ZDNet (i.e., Ziff-Davis Inc.'s interest in ZDNet excluding the interest intended to be represented by outstanding shares of ZDNet Stock) (collectively, "ZD").

  ZD currently has a 100% Retained Interest in ZDNet. Following approval of the Tracking Stock Proposal, Ziff-Davis Inc. currently plans to offer to the public, for cash, 10,000,000 shares of ZDNet Stock intended to represent approximately 14% of the equity value attributed to ZDNet. Ziff-Davis Inc. expects to offer ZDNet Stock to the public sometime in the first or second quarter of 1999. However, Ziff-Davis Inc. could choose to conduct the offering at a later time, or not to make the offering at all, depending on the circumstances at the time. In addition to or instead of the offering, Ziff-Davis Inc. reserves the right to distribute ZDNet Stock to stockholders of Ziff-Davis Inc.

3. Summary of Significant Accounting Policies

 Principles of combination and consolidation

  Prior to the Reorganization, the financial statements were prepared on a combined basis to include the accounts of ZDI and ZD Events including, as discussed above, the MAC Assets. The financial statements of

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)

Ziff-Davis Inc. prepared subsequent to the Reorganization described above have been prepared on a consolidated basis. All significant transactions between these entities have been eliminated in combination and consolidation.

  Investments in companies in which Ziff-Davis Inc.'s ownership interests range from 20% to 50% and in which Ziff-Davis Inc. has the ability to exercise significant influence over the operating and financial policies of such companies are accounted for under the equity method.

 Cash and cash equivalents

  Ziff-Davis Inc. considers all highly liquid investments with an original maturity of 3 months or less to be cash equivalents.

 Concentration of credit risk

  Ziff-Davis Inc. places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of federally insured limits. Ziff-Davis Inc. has not experienced losses in such accounts.

  Ziff-Davis Inc.'s advertisers and exhibitors include principally customers who represent a variety of technology companies in the U.S. and other countries. Ziff-Davis Inc. extends credit to its customers and distributors and historically has not experienced significant losses relating to receivables from individual customers or groups of customers.

 Property and equipment

  Property and equipment have been recorded at cost or estimated fair value at the date of acquisition. Depreciation is computed using the straight-line method, half-year convention, over the estimated useful lives of the assets which range from 3 to 30 years. Leasehold improvements are amortized using the straight-line method over the service life of the improvement or the life of the related lease, whichever is shorter. Maintenance and repair costs are charged to expense as incurred.

 Inventories

  Inventories, which consist principally of paper, are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

 Debt issuance costs and discount on senior subordinated notes

  The cost to issue debt is recorded in the balance sheet in other assets and amortized to interest expense over the life of the debt. The discount on the senior subordinated notes is recorded in the balance sheet as a reduction of long-term debt and is amortized to interest expense over the life of the notes. All amounts are amortized utilizing the effective-interest method.

 Intangible assets

  Intangible assets consist principally of advertising lists, exhibitor relationships, trademarks and trade names and goodwill. Amortization of these assets is computed on a straight-line basis over estimated useful lives. Identifiable intangible assets are amortized over a period of 2 to 40 years and goodwill, which represents the

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)

excess of the purchase price over the estimated fair values of net assets acquired, is amortized over a period of 5 to 40 years. (See Note 7.) Ziff-Davis Inc. assesses the recoverability of intangible assets whenever adverse events or changes in circumstances indicate that expected future cash flows (undiscounted and without interest charges) may not be sufficient to support the carrying amount of intangible assets. If undiscounted cash flows are not sufficient to support the recorded value of assets, an impairment loss is recognized to reduce the carrying value of the intangibles to estimated recoverable value.

 Revenue recognition

  Advertising revenue for Ziff-Davis Inc.'s publications, less agency commissions, is recognized as income in the month that the related publications are sent to subscribers or become available for sale at newsstands.

  Circulation revenue consists of both subscription revenue and single copy newsstand sales. Subscription revenue, less estimated cancellations, is deferred and recognized as income in the month that the related publications are sent to subscribers. Newsstand sales, less estimated returns, are recognized in the month that the related publications become available for sale at newsstands.

  Payments received in advance of trade shows, conferences and seminars are initially reported on the balance sheet as deferred revenue and are recognized as income when the events take place.

  Revenue generated by market research is recognized when the service is provided.

  Online revenue is derived principally from the sale of advertisements on short-term contracts. Online revenue is recognized ratably in the period in which the advertisement is displayed, provided that no significant obligations remain and collection of the resulting receivable is probable. Ziff-Davis Inc.'s obligations typically include guarantees of minimum number of "impressions", or times that an advertisement appears in pages viewed by users of Ziff-Davis Inc.'s online properties. To the extent minimum guaranteed impressions are not met, Ziff-Davis Inc. defers recognition of the corresponding revenues until the remaining guaranteed impression levels are achieved.

 Operating costs and expenses

  Cost of production includes the direct costs of producing magazines, online content, newsletters and training materials, primarily paper, printing and distribution, and the direct costs associated with organizing, producing and managing trade shows, seminars, conferences and expositions. Selling, general and administrative costs include subscriber acquisition costs which are expensed as incurred. Editorial and product development costs are expensed as incurred. Product development costs include the cost of artwork, graphics, prepress, plates and photography for new products.

 Reportable segments

  In 1998, Ziff-Davis Inc. adopted Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of Ziff-Davis Inc.'s reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information. (See Note 19.)

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


 Foreign currency

  The effect of translating foreign currency financial statements into U.S. dollars is included in the cumulative translation adjustments account in stockholders' equity. Gains and losses on foreign currency transactions, which are not significant to operations, have been included in selling, general and administrative expenses. Ziff-Davis Inc. has not historically entered into forward currency contracts.

 Other non-operating income

  Other non-operating income includes management fee income and Ziff-Davis Inc.'s equity share of income or loss from joint ventures.

 Income taxes

  Ziff-Davis Inc. uses the asset and liability approach for financial accounting and reporting of deferred taxes.

 Use of estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates.

 Fair value of financial instruments

  Ziff-Davis Inc.'s financial instruments recorded on the balance sheet include cash and cash equivalents, accounts receivable, accounts payable and debt. Because of their short maturity, the carrying amount of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. Fair value of long-term bank debt is based on rates available to Ziff-Davis Inc. for debt with similar terms and maturities. Fair value of public debt is based on market prices.

  Ziff-Davis Inc. uses interest rate swap agreements to manage risk on its floating rate debt portfolio. Fair value of these instruments is based on estimated current settlement cost.

 Interest rate swaps

  Ziff-Davis Inc. periodically uses interest rate swaps to manage its exposure to interest rate fluctuations on its floating rate debt. These interest rate swaps are entered into for hedging purposes and as such, must be designated and effective as a hedge against the risk of increased interest rates. Under the terms of the agreements Ziff-Davis Inc. pays a fixed interest rate on a notional amount and receives a variable interest rate on the same notional amount. The differential between the amounts paid and received is recorded as additional interest expense. Interest rate swaps designated but no longer effective as a hedge would be reported at market value and the related gains and losses would be recognized in earnings. Gains or losses on termination of interest rate swaps would be recognized in earnings in the period of termination.

 Stock-based compensation

  Ziff-Davis Inc. has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), to account for stock options. Effective January 1, 1996, Ziff-Davis Inc. adopted the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation.

                                ZIFF-DAVIS INC.

      (numbers rounded to the nearest thousand, except per share amounts)


 Earnings per share

  Earnings per share data for 1996 and 1997 have been omitted on the basis that they are not meaningful due to the insignificant number of shares outstanding. Earnings per share data for 1998 is calculated on a pro forma basis as if the shares issued in connection with the Reorganization and initial public offering described in Note 2 were outstanding as of January 1, 1998. Options to purchase Ziff-Davis Inc. common stock that could potentially dilute basic earnings per share in the future were not included in the computation of diluted loss per share because they were anti-dilutive. There were options to purchase 6,691,305 shares of Ziff-Davis Inc. common stock outstanding at December 31, 1998.

 Comprehensive income

  Ziff-Davis Inc. implemented SFAS No. 130. Reporting Comprehensive Income, effective January 1, 1998. This standard requires Ziff-Davis Inc. to report the total changes in stockholders' equity that do not result directly from transactions with stockholders, including those which do not affect retained earnings. These changes are not material to Ziff-Davis Inc.'s consolidated financial statements.

 New accounting pronouncement

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Ziff-Davis Inc. does not expect the adoption of SFAS No. 133 to have a material impact on Ziff-Davis Inc.'s results of operations. Ziff-Davis Inc. will adopt SFAS No. 133 beginning with its 2000 financial statements.

 Reclassifications

  Certain amounts have been reclassified, where appropriate, to conform to the current financial statement presentation.

4. Restructuring

  Margin pressure on computer equipment manufacturers, industry and product delays, lower demand in Asia and a focus on the Year 2000 transition are contributing to a reduced demand for advertising in Ziff-Davis Inc.'s magazines, principally PC Magazine, PC/Computing, Computer Shopper and PC Week. Ziff-Davis Inc. believes these factors are continuing.

  As a result of this reduced demand, in October 1998 Ziff-Davis Inc. announced a restructuring program with the intent of significantly reducing its cost base. Ziff-Davis Inc. incurred a pre-tax charge of $52,239,000 for this restructuring program. The charge included asset impairment costs ($37,890,000), employee termination costs ($8,668,000) and costs to exit activities ($5,681,000) principally resulting from the closing of three publications (Windows Pro, Internet Business and Equip) and the reduction of Ziff-Davis Inc.'s work force by 310 employees. The charge also included costs resulting from the discontinuation of certain educational journals and trade shows. The following sets forth additional detail concerning the principal components of the charge:

  . Asset impairment costs totaled $37,890,000. These costs, which are non-cash, included the write-off of intangible assets, primarily subscriber lists, advertising lists, tradenames and goodwill, associated with the discontinued publications ($34,245,000) and trade shows ($2,930,000) as well as deferred marketing expenses associated with the discontinued educational journals ($715,000).

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


  . Employee termination costs related to severed personnel at the closed publications as well as a rationalization and resulting workforce reduction of the remainder of Ziff-Davis Inc.'s operations. Employee termination costs included payments for severance and earned vacation as well as the costs of outplacement services and the provision of continued benefits to personnel. As of December 31, 1998, $5,200,000 of the $8,668,000 related to these employee terminations had been paid.

  . Costs to exit activities reflect the costs associated with the final closure of the discontinued publications ($1,837,000) and the costs to reduce office space under lease as a result of the reduced level of employees ($3,844,000).

  Included in accrued expenses is $7,260,000 related to this restructuring which Ziff-Davis Inc. believes will be paid during the first half of 1999.

5. Accounts Receivable, Net

  Accounts receivable, net, consist of the following:

                                                             December 31,
                                                           ------------------
                                                             1997      1998
                                                           --------  --------
                                                              (dollars in
                                                              thousands)
     Accounts receivable.................................. $309,565  $312,706
     Allowance for doubtful accounts, returns and
      cancellations.......................................  (88,255)  (85,381)
                                                           --------  --------
                                                           $221,310  $227,325
                                                           ========  ========

6. Property and Equipment, Net

  Property and equipment, net, consist of the following:

                                                            December 31,
                                                       ------------------------
                                                          1997         1998
                                                       -----------  -----------
                                                       (dollars in thousands)
     Computers and equipment.......................... $    50,170  $    78,587
     Leasehold improvements...........................      40,033       62,672
     Furniture and fixtures...........................      17,619       29,646
                                                       -----------  -----------
                                                           107,822      170,905
     Accumulated depreciation and amortization........     (54,286)     (79,716)
                                                       -----------  -----------
                                                       $    53,536  $    91,189
                                                       ===========  ===========

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


7. Intangible Assets, Net

  Intangible assets, net, consist of the following:

                                              Range of       December 31,
                                            Useful Lives ----------------------
                                              (years)       1997        1998
                                            ------------ ----------  ----------
                                                              (dollars in
                                                              thousands)
     Advertising lists.....................     7-34     $  888,100  $  872,400
     Exhibitor relationships...............     4-27        154,070     154,070
     Trademarks/trade names................    30-40        735,595     709,306
     License agreements....................     6-14         11,212      11,212
     Subscriber lists......................     3-10         51,475      51,375
     Other.................................     2-20         57,599      58,837
     Goodwill..............................     5-40      1,387,556   1,419,892
                                                         ----------  ----------
                                                          3,285,607   3,277,092
     Accumulated amortization..............                (255,274)   (370,049)
                                                         ----------  ----------
                                                         $3,030,333  $2,907,043
                                                         ==========  ==========

  Intangible assets primarily relate to the acquisitions of ZDI, COMDEX and the MAC Assets. As discussed in Note 1, the acquisitions were accounted for under the purchase method of accounting. As such, the purchase price of these acquisitions was allocated to tangible and identifiable intangible assets with the remaining amount being allocated to goodwill.

  Advertising lists, exhibitor relationships and subscriber lists were recorded at estimated fair value as determined by an income approach. Trademarks/trade names were recorded at estimated fair value using a relief from royalty approach.

  All intangible assets are being amortized using the straight-line method over estimated useful lives, up to 40 years. In determining the estimated useful lives, Ziff-Davis Inc. considered its competitive position in the markets in which it operates, the historical attrition rates of advertisers, subscribers and exhibitors, legal and contractual obligations and other factors.

  Recoverability of goodwill and intangible assets is assessed at a minimum on an annual basis. Impairments would be recognized in operating results if a permanent diminution in value were to occur based upon an undiscounted cash flow analysis. In connection with the restructuring described in Note 4, Ziff-Davis Inc. recorded a $37,175,000 write-down of intangible assets associated with discontinued publications and events.

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


8. Accrued Expenses

  Accrued expenses consist of the following:

                                                             December 31,
                                                        -----------------------
                                                           1997        1998
                                                        ----------- -----------
                                                        (dollars in thousands)
     Payroll and related employee benefits............. $    29,112 $    26,351
     Accrued interest..................................       6,226      13,678
     Restructuring reserve.............................         --        7,260
     Other taxes payable...............................       2,822       2,674
     Other.............................................      41,934      47,356
                                                        ----------- -----------
                                                        $    80,094 $    97,319
                                                        =========== ===========

9. Unearned Income

  Unearned income consists of the following:

                                                               December 31,
                                                             ------------------
                                                               1997      1998
                                                             --------  --------
                                                                (dollars in
                                                                thousands)
     Unexpired subscriptions................................ $ 82,167  $ 66,018
     Prepaid conference fees................................   80,706    95,706
     Reserve for cancellations..............................   (8,191)   (9,643)
                                                             --------  --------
                                                             $154,682  $152,081
                                                             ========  ========

10. Income Taxes

  Prior to the Reorganization and initial public offering described in Note 2, the subsidiaries of Ziff-Davis Inc. had been included in consolidated U.S. federal income tax returns filed by Softbank, except for operations relating to the MAC Assets (described in Note 1), which were assets of a separate taxpayer. The tax expense reflected in the consolidated statements of operations and tax liabilities reflected in the consolidated balance sheet have been prepared on a separate return basis as though Ziff-Davis Inc. filed stand-alone income tax returns. No tax benefit has been recorded for the losses related to the MAC Assets, as such losses are not available to Ziff-Davis Inc. Following the Reorganization, Ziff-Davis Inc. will no longer be included in the consolidated U.S. federal income tax returns filed by Softbank.


  Income (loss) before income taxes is attributable to the following jurisdictions:

                                                               December 31,
                                                        -----------------------------
                                                          1996      1997      1998
                                                        --------  --------  ---------
                                                          (dollars in thousands)
     U.S............................................... $(22,095) $(74,638) $(101,132)
     Foreign...........................................   (5,029)    2,147     (3,104)
                                                        --------  --------  ---------
       Total........................................... $(27,124) $(72,491) $(104,236)
                                                        ========  ========  =========

                                ZIFF-DAVIS INC.

      (numbers rounded to the nearest thousand, except per share amounts)


  Components of the provision (benefit) for income taxes are as follows:

                                                        December 31,
                                                  ---------------------------
                                                   1996      1997      1998
                                                  -------   -------  --------
                                                   (dollars in thousands)
     U.S. federal income taxes:
       Current................................... $   --    $   --   $    --
       Deferred..................................  19,338    (1,017)  (21,595)
     State and local income taxes:
       Current...................................     --        --        --
       Deferred..................................   5,619      (295)   (7,377)
     Foreign income taxes:
       Current...................................     --        --      2,545
       Deferred..................................     --        --        --
                                                  -------   -------  --------
       Total provision (benefit) for income
        taxes.................................... $24,957   $(1,312) $(26,427)
                                                  =======   =======  ========

  A reconciliation of the U.S. federal statutory tax rate to the Ziff-Davis
Inc.'s effective tax rate on income (loss) before income taxes is as follows:
                                                        December 31,
                                                  ---------------------------
                                                   1996      1997      1998
                                                  -------   -------  --------
     Federal statutory tax rate..................    35.0%     35.0%     35.0%
     State and local taxes (net of federal tax
      benefit)...................................     6.0       6.0       4.6
     Non-recognition of combined losses of MAC
      Assets.....................................  (116.6)    (32.2)     (4.4)
     Amortization of non-deductible goodwill.....   (13.1)     (5.8)     (3.4)
     Other.......................................    (3.3)     (1.2)     (6.4)
                                                  -------   -------  --------
     Effective tax rate..........................   (92.0)%     1.8%     25.4%
                                                  =======   =======  ========

  The effective tax rate differs from the federal statutory tax rate primarily as a result of Ziff-Davis Inc.'s inability to deduct losses of the MAC Assets prior to May 4, 1998. The amortization of non-deductible goodwill resulted primarily from the acquisition of 100% of the stock of Holdings in 1996.

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


  Following is a summary of the components of the deferred tax accounts at December 31, 1997 and 1998:

                                                             December 31,
                                                          --------------------
                                                            1997       1998
                                                          ---------  ---------
                                                              (dollars in
                                                              thousands)
     Current deferred tax assets and (liabilities):
       Allowance for doubtful accounts................... $   8,750  $  15,769
       Unearned income...................................       965      6,309
       Other.............................................      (921)       184
                                                          ---------  ---------
         Current deferred net tax assets.................     8,794     22,262
                                                          ---------  ---------
     Noncurrent deferred tax assets and (liabilities):
       Basis difference in intangible assets.............  (288,286)  (247,832)
       Basis difference in property and equipment........     7,394     12,274
       Net operating loss and other carryforwards........   133,314     91,637
       Other.............................................     6,317     15,149
                                                          ---------  ---------
         Noncurrent deferred tax liabilities.............  (141,261)  (128,772)
     Valuation allowance.................................   (38,856)   (36,310)
                                                          ---------  ---------
         Net noncurrent deferred tax liabilities.........  (180,117)  (165,082)
                                                          ---------  ---------
     Net deferred tax liabilities........................ $(171,323) $(142,820)
                                                          =========  =========

  As of December 31, 1997 and 1998 Ziff-Davis Inc. had total deferred tax assets of $116,963,000 and $105,012,000, respectively, and total deferred tax liabilities of $288,286,000 and $247,832,000, respectively. The December 31, 1997 and 1998 net deferred tax assets are reduced by a valuation allowance of $38,856,000 and $36,310,000, respectively, primarily relating to tax benefits of foreign net operating loss carryforwards which are not expected to be realized. The decrease in the valuation allowance in 1998 is primarily related to the expiration of foreign net operating loss carryforwards. No deferred tax asset has been established for the losses associated with the MAC Assets, inasmuch as such losses will not be available to Ziff-Davis Inc.

  At December 31, 1998, Ziff-Davis Inc. had U.S. and foreign net operating loss carryforwards of approximately $195,943,000 which began to expire in 1998. Ziff-Davis Inc.'s utilization of certain net operating loss carryforwards, of approximately $122,549,000, is subject to limitations, due to the change of ownership resulting from the Softbank acquisition of the Holdings stock on February 29, 1996. Management believes that such limitations will not significantly affect Ziff-Davis Inc.'s ability to recognize the deferred tax assets relating to the carryforward. Accordingly, no valuation allowance to reduce the deferred tax asset relating to the carryforward has been established. In addition, Ziff-Davis Inc. has alternative minimum tax credit carryforwards of $385,000 which may be carried forward indefinitely until used.

  Undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided approximate $2,789,000 at December 31, 1998. Any additional U.S. taxes payable on these foreign earnings, if remitted, would be substantially offset by credits for foreign taxes already paid.

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


11. Notes Payable

  A summary of Ziff-Davis Inc.'s notes payable at December 31, 1997 and 1998 is as follows:

                                    1997        1998
                                 ----------  ----------
                                      (dollars in
                                      thousands)
     Notes payable to
     affiliates (Note 12)......  $2,534,030     $77,884
                                 ----------  ----------
     8 1/2% Senior Subordinated
     Notes(1)..................         --      249,130
     Credit Facility
       Revolving credit........         --      270,000
       Term Loan A.............         --      450,000
       Term Loan B.............         --      500,000
                                 ----------  ----------
     Third party notes
      payable..................         --    1,469,130
                                 ----------  ----------
     Total notes payable.......   2,534,030   1,547,014
     Less current portion notes
      payable to affiliates....    (125,790)     (7,692)
                                 ----------  ----------
                                 $2,408,240  $1,539,322
                                 ==========  ==========

--------
(1) Net of unamortized discount of $870.

 8 1/2% senior subordinated notes

  On May 4, 1998 Ziff-Davis Inc. issued 8 1/2% Senior Subordinated Notes due 2008 (the "Notes") in the aggregate principal amount of $250,000,000. The Notes were issued at a discount of $915,000 which is being amortized to interest expense over the term of the Notes. Included in the balance sheet at December 31, 1998 as a reduction of long-term debt is $870,000 representing the unamortized discount on the Notes. Interest on the Notes is payable semi-annually on May 1 and November 1 of each year. Redemption of the Notes by Ziff-Davis Inc. is subject to certain limitations. The Notes are subordinated to all existing and future senior indebtedness.

 Credit facility

  Ziff-Davis Inc. is party to a secured guaranteed credit agreement with The Bank of New York, Morgan Stanley Senior Funding, DLJ Capital Funding and The Chase Manhattan Bank, as agents, to provide a $1,350,000,000 term credit facility. The amount outstanding under this facility at December 31, 1998 was $1,220,000,000. The credit facility consists of (1) a seven-year $400,000,000 reducing revolving credit facility, with $270,000,000 drawn as of December 31, 1998, (2) a seven-year $450,000,000 term loan ("Term Loan A") and (3) an eight-year $500,000,000 term loan ("Term Loan B"). Under the credit facility, Ziff-Davis Inc. paid interest at rates ranging from LIBOR plus 1.5% to LIBOR plus 1.75%. See "--Amendment to credit facility" below.

  There are various customary conditions to draw-downs under the revolving commitments. The revolving credit commitments will be reduced and the $450 million Term Loan A will be amortized, beginning in September 2000, by:

  . 10% in 2000, in two equal quarterly installments,

  . 20% in each of 2001, 2002, 2003 and 2004 in four equal quarterly installments and

  . 10% at final maturity in March 2005.

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


The $500 million Term Loan B will be amortized, beginning in September 2000, by:

  . $2 million in 2000, in two equal quarterly installments,

  . $4 million in each of 2001, 2002, 2003, 2004 and 2005 in four equal quarterly installments and

  . $478 million at final maturity in March 2006.

  The Notes and the credit facility are secured, in part, by a first priority security interest in capital stock of certain subsidiaries of Ziff-Davis Inc. and are guaranteed by certain wholly owned domestic subsidiaries of Ziff-Davis Inc., in each case, including ZD Inc. and ZD Events.

  Under its most restrictive covenant, Ziff-Davis Inc. could have borrowed an additional $28,800,000 under the credit facility at December 31, 1998.

 Covenants

  The Notes and the credit facility contain certain customary affirmative and negative covenants, including covenants with respect to limitations on dispositions of assets, changes of business and ownership, mergers or acquisitions, restricted payments, indebtedness, loans and investments and transactions with affiliates. The Notes and the credit facility also contain certain financial covenants including levels of debt to EBITDA and EBITDA to interest ratios.

  The failure to satisfy any of the covenants would constitute an event of default under the credit facility. The credit facility also includes other customary events of default, including, without limitation, nonpayment, misrepresentation in a material respect, cross-default to other indebtedness, bankruptcy, ERISA, judgments and change of control. At December 31, 1998, management believes that Ziff-Davis Inc. was in compliance with all covenants under its debt agreements.

 Amendment to credit facility

  On December 16, 1998, the lenders on Ziff-Davis Inc.'s $1,350,000,000 credit facility agreed to amend certain provisions of that facility. The amended provisions include an increase in allowed leverage ratios. In return, Ziff-Davis Inc. agreed to pay a one-time fee of $3,375,000 and increase rates on amounts borrowed under the facility to rates currently ranging from LIBOR plus 2.875% to LIBOR plus 3.375%, depending on the type of loan. The fee has been capitalized and will be amortized to interest expense over the remaining term of the facility.

 Related-party debt

  In March 1995, Ziff-Davis Inc. entered into a $100,000,000 note payable to Softbank due in quarterly installments, maturing on February 28, 2010 and bearing interest at 9.9% per annum. (See Note 12.)

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


 Scheduled principal repayments

  Scheduled principal payments due on long-term debt at December 31, 1998 are as follows:

                                                                    (dollars in
                                                                    thousands)
                                                                    -----------
1999............................................................... $    7,692
2000...............................................................     53,923
2001...............................................................    100,923
2002...............................................................    100,923
2003...............................................................    100,923
Thereafter.........................................................  1,183,500
                                                                    ----------
Total.............................................................. $1,547,884
Less unamortized discount..........................................       (870)
                                                                    ----------
Notes payable, net................................................. $1,547,014
                                                                    ==========

 Interest rate swaps

  On June 10, 1998 Ziff-Davis Inc entered into interest rate swap agreements, with an aggregate notional amount of $550,000,000. Under these swap agreements, which took effect on August 10, 1998, Ziff-Davis Inc. receives a floating rate of interest based on three-month LIBOR, which resets quarterly, and Ziff-Davis Inc. pays a fixed rate of interest, each quarter, for the terms of the respective agreements. The terms of these agreements range from 3 to 7 years and the weighted average fixed rate Ziff-Davis Inc. pays is 5.85%. Ziff-Davis Inc. has entered into these agreements solely to hedge its interest rate risk under its floating rate bank debt.

  For the year ended December 31, 1998, these interest rate swaps did not have a material impact on the financial statements.

12. Related Party Transactions

  Ziff-Davis Inc. is a member of a group of companies affiliated through common ownership with Softbank and has various transactions and relationships with members of the group. Due to these relationships, it is possible that the terms of those transactions are not the same as those that would result from transactions among unrelated parties.

 Receivables/payables

  Due from affiliates consist of the following:

                                                                  December 31,
                                                                ----------------
                                                                  1997    1998
                                                                -------- -------
                                                                  (dollars in
                                                                   thousands)
     Due from:
       MAC .................................................... $ 42,687 $50,704
       Softbank................................................   84,365   1,557
       Other affiliates........................................    4,238   1,723
                                                                -------- -------
                                                                $131,290 $53,984
                                                                ======== =======

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


  Due to affiliates and management consist of the following:

                                                                 December 31,
                                                               ----------------
                                                                 1997    1998
                                                               -------- -------
                                                                 (dollars in
                                                                  thousands)
     Due to:
       Management (including long-term portion)............... $    --  $ 9,900
       MAC ...................................................  270,000     --
       Softbank...............................................  126,371     --
       Other affiliates.......................................    1,961     118
                                                               -------- -------
                                                               $398,332 $10,018
                                                               ======== =======

  As part of the 1996 acquisition of ZDI, Ziff-Davis Inc. agreed to assume certain obligations to management arising out of prior employment arrangements with previous owners. In January 1997, Ziff-Davis Inc. paid all amounts due, including accrued interest, through the payment date.

  Prior to the Reorganization and initial public offering, Ziff-Davis Inc. was a member of Softbank's central cash management system. Under this system, Ziff-Davis Inc. would periodically transfer excess cash to Softbank for cash management purposes and in turn receive cash advances from Softbank to fund Ziff-Davis Inc.'s short-term working capital requirements. Interest was accrued based on the net balance outstanding at the end of each month. Interest income was earned at the 30-day LIBOR rate for the applicable month. Interest expense was incurred at the 30-day LIBOR rate plus 0.5%.

  As a result of contingent purchase price adjustments related to its acquisition of Inter@ctive Enterprises, Ziff-Davis Inc. is obligated to pay the prior owners of Inter@ctive Week $10,850,000 which was recorded as an increase to intangible assets. The purchase price payments of $950,000, $4,500,000 and $5,400,000 are due in 1998, 1999 and 2000, respectively. The 1999 and 2000 payments have been classified as current and long-term due to management.

 Other affiliated arrangements

  During the years ended December 31, 1996, 1997 and 1998, Ziff-Davis Inc. incurred $2,000,000, $1,631,000 and $270,000, respectively, in advertising expense with Yahoo!, Inc. ("Yahoo!"), an affiliated company.

  Ziff-Davis Inc. sells advertising space and exhibition services to Kingston. During the years ended December 31, 1996, 1997 and 1998, Ziff-Davis Inc. recorded revenue of $882,000, $2,667,000 and $3,070,000, respectively, from sales to Kingston. These services were provided under terms consistent with those provided to unaffiliated customers.

  In addition, on May 4, 1998 Ziff-Davis Inc. purchased $9,107,000 of fixed assets from Kingston in exchange for cash and common stock of Ziff-Davis Inc. Such fixed assets were subsequently leased back to Kingston. Rental income included as a reduction of selling, general and administrative expenses related to this transaction was $2,400,000 in 1998.

  Ziff-Davis Inc. has entered into an agreement to manage certain trade shows and expositions owned by Softbank, whereby Ziff-Davis Inc. earns management, royalty and licensing fees. The fees earned for the years ended December 31, 1996, 1997 and 1998 were $3,394,000, $4,057,000 and $1,117,000, respectively.

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


  In 1996 and 1997, Ziff-Davis Inc. had an arrangement with SOFTBANK Interactive Marketing, an affiliated company, for the provision of interactive media sales. Ziff-Davis Inc. paid commissions to SOFTBANK Interactive of $600,000 and $1,800,000 during the years ended December 31, 1996 and 1997, respectively. The relationship for provision of interactive media sales was terminated in 1997 and on December 31, 1997, SOFTBANK Interactive was acquired by an unrelated third party.

  Ziff-Davis Inc. has an arrangement with SOFTBANK Services, an affiliated company, whereby Ziff-Davis Inc. is charged for administrative services provided plus a management fee. For the years ended December 31, 1996, 1997 and 1998, Ziff-Davis Inc. incurred services fees of $359,000, $1,259,000 and $810,000, respectively, in relation to this agreement. During 1998, SOFTBANK Services was sold to an unrelated third party and the arrangement was terminated.

  Ziff-Davis Inc. has entered into certain licensing agreements with Softbank for the publishing and distribution of Japanese language editions of certain publications. The fees earned by Ziff-Davis Inc. for the years ended December 31, 1996, 1997 and 1998 were approximately $964,000, $1,818,000 and $709,000, respectively.

  Certain Ziff-Davis Inc. employees have been granted options to purchase SOFTBANK Corp. common stock (the "Softbank Options"). Further, on January 29, 1999 options to purchase Ziff-Davis Inc. common stock were granted in connection with the cancellation of certain Softbank Options. (See Note 13.)

  In July 1997, Ziff-Davis Inc. entered into a license and services agreement to develop ZDTV for MAC Holdings (America) Inc. ("MHA"), a company that is wholly owned by Mr. Masayoshi Son, who is a director of Ziff-Davis Inc. and principal stockholder of SOFTBANK Corp. Under this agreement, Ziff-Davis Inc. agreed to fund ZDTV's operations through unsecured advances and was granted an option to purchase ZDTV for a price equal to MHA's investment plus 10% per annum for the period of investment. The cumulative advances, which through December 31, 1997, totaled $14.4 million net of $10.1 million in repayments, were repaid concurrently with the Reorganization. Advances in 1998 totaled $48.6 million and were repaid upon completion of Ziff-Davis Inc.'s acquisition of ZDTV. (See Notes 2 and 21.)

  Ziff-Davis Inc. has entered into operating leases for television production equipment and has sublet such equipment to ZDTV, an affiliated company. The terms of the subleases are substantially identical to the terms of the leases which provide for annual lease payments totaling approximately $1,161,000 through 2003.

                                ZIFF-DAVIS INC.

      (numbers rounded to the nearest thousand, except per share amounts)


 Notes payable to affiliates

  See Note 2 for a discussion of Ziff-Davis Inc.'s restructuring of its debt and equity structures through the Reorganization and initial public offering.

  Ziff-Davis Inc.'s long-term debt payable to Softbank consists of the following:

                                                               December 31,
                                                            -------------------
                                                               1997      1998
                                                            ----------  -------
                                                               (dollars in
                                                                thousands)
     Notes payable to affiliate(1)......................... $1,080,000  $   --
     Notes payable to affiliate(2).........................    900,000      --
     Notes payable to affiliate(3).........................    375,027      --
     Note payable to affiliate(4)..........................     94,231   77,884
     Note payable to affiliate(5)..........................     74,772      --
     Note payable to affiliate(6)..........................     10,000      --
                                                            ----------  -------
       Total...............................................  2,534,030   77,884
     Less Current portion..................................   (125,790)  (7,692)
                                                            ----------  -------
                                                            $2,408,240  $70,192
                                                            ==========  =======

--------
(1) Principal and interest payments are due in 53 consecutive quarterly installments on the last business day of each calendar quarter beginning March 31, 1998 through March 31, 2011. Notes bear interest at a rate of 7.8% per annum.
(2) Notes mature on December 31, 2001 and bear an interest rate of 6.5% per annum, payable on the last business day of each quarter beginning March 31, 1997.
(3) Notes mature on February 28, 2010 and bear interest at a rate of 8.0% per annum.
(4) Note matures on February 28, 2010 and bears interest at 9.9% per annum.
(5) Note is payable in 52 equal quarterly installments commencing March 31, 1997 and bears interest at a rate of 8.0% per annum.
(6) Note is payable on January 1, 2007 and bears interest at a rate of 8.0% per annum.

  During 1996, 1997 and 1998, Ziff-Davis Inc. incurred $120,646,000, $190,445,000 and $65,935,000, respectively, of interest expense due to Softbank related to the above notes payable.

 Guarantee of Softbank's U.S. debt

  In April 1996, Softbank signed a line of credit agreement totaling $50,000,000 with an independent lender for which Ziff-Davis Inc., along with certain other SOFTBANK Corp. affiliates, is a guarantor. In January 1997, October 1997 and March 1998, this line of credit was increased to $75,000,000, $150,000,000 and $450,000,000, respectively. On May 4, 1998, Ziff-Davis Inc.
was released from this guarantee.

 Return of capital and dividends

  On December 15, 1996, Ziff-Davis Inc. declared a return of capital of approximately $900,000,000 paid through the issuance of a note payable to a subsidiary of Softbank and a cash dividend of $8,000,000 to Softbank. In 1997, Ziff-Davis Inc. recorded a return of capital of $381,434,000 in connection with the purchase price of companies under common control.

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


13. Stock Compensation Plans

 Softbank Executive Stock Option Plans

  The SOFTBANK Executive Stock Option Plans provide for the granting of nonqualified stock options (the "Softbank Options") to purchase the common stock of SOFTBANK Corp. to officers, directors and key employees of Ziff-Davis Inc. SOFTBANK Corp. is a publicly traded company in Japan. Under the plans, options have been granted at exercise prices equal to the closing market price in Japan's public equities market (market price denominated in Japanese yen) on the date of grant. As of December 31, 1998, substantially all options granted become exercisable in various installments over the first six anniversaries of the date of grant and expire ten years after the date of grant. On January 19, 1998, the exercise price of all of the shares outstanding under option agreements was reset to (Yen)4,000, the closing market price on Japan's Tokyo Stock Exchange First Section at that date. In conjunction with the repricing, those options previously exercisable on December 31, 1997 could only be exercised after July 19, 1998. The repricing did not result in compensation expense to Ziff-Davis Inc.

 1998 Incentive Compensation Plan and the 1998 Non-Employee Directors' Stock Option Plan

  In 1998, Ziff-Davis Inc. adopted the 1998 Incentive Compensation Plan (the "Incentive Plan") and the 1998 Non-Employee Directors' Stock Option Plan (the "Non-Employee Directors' Plan"). The Incentive Plan provides for the grant of options, stock appreciation rights, stock awards and other interests in Ziff-Davis Inc.'s common stock to key employees of Ziff-Davis Inc. and its affiliates and consultants. The Non-Employee Directors' Plan provides for the grant of stock options to non-employee directors. Ziff-Davis Inc. has reserved 8,500,000 shares of common stock for issuance under the Incentive Plan and 200,000 shares of common stock for issuance under the Non-Employee Directors' Plan. During 1998, Ziff-Davis Inc. granted options to purchase 6,757,495 shares with exercise prices ranging from $6.00 to $16.00 per share representing the fair value of such options at that date. Such options vest ratably over five years.

  On September 23, 1998, the Board approved the reduction of the exercise price of all options outstanding under the Incentive Plan from $16.00 to $6.00, the closing market price of Ziff-Davis Inc.'s common stock on that date. In addition, the vesting period of the options was extended by three months. The repricing did not result in compensation expense to Ziff-Davis Inc.

  On December 21, 1998 the Board approved an amendment to the Incentive Plan to permit grants of options and other stock-based awards with respect to any series of common stock of Ziff-Davis Inc. and to increase the number of shares available for issuance from 8,500,000 shares to 17,827,500 shares.

  In addition, on December 21, 1998, the Board approved the grant of options to acquire an aggregate of approximately 5,729,000 shares of ZDNet Stock to certain employees at a price of $7.50 per share. As a result of the grant Ziff-Davis Inc. has recorded deferred compensation expense of $18,262,000 for the difference between the exercise price and the deemed fair value of the underlying shares. This amount has been recorded as a component of stockholders' equity offset by an addition to paid-in capital. Ziff-Davis Inc. expects to recognize non-cash compensation for accounting purposes of $18,262,000 ratably over the vesting period of the options. These options are currently scheduled to vest and become exercisable on the fifth anniversary of the date of grant.

  The terms of the options described in the preceding paragraph require an adjustment in the number of shares of ZDNet Stock that holders may purchase and the per share purchase price thereof if the initial number of shares issuable with respect to ZD's Retained Interest in ZDNet is different from 40,000,000. This

                                 ZIFF-DAVIS INC

      (numbers rounded to the nearest thousand, except per share amounts)

adjustment is similar to the adjustment that would generally be made to the terms of employee stock options in the event of a stock split. Ziff-Davis Inc. currently expects that the initial Number of Shares Issuable with Respect to ZD's Retained Interest in ZDNet will be 70,000,000. Assuming that this is so, the total number of shares of ZDNet Stock that holders may purchase upon exercise of these options will increase to approximately 10,026,000 and the per share purchase price thereof will decrease to approximately $4.29.

  The December 21, 1998 Board actions described above are subject to stockholder approval. The majority owner of the common stock of Ziff-Davis Inc. has committed to approve these actions.

  On January 29, 1999, Ziff-Davis Inc. granted options to a number of employees in connection with the cancellation of corresponding options to purchase stock of SOFTBANK Corp. In connection with these grants, an affiliate of SOFTBANK Corp. has agreed with Ziff-Davis Inc. that, if and when any of these options are exercised, (1) that affiliate will cause the shares of Ziff-Davis Inc. common stock issuable upon such exercise to be supplied to Ziff-Davis Inc. and
(2) Ziff-Davis Inc. will deliver to that affiliate or its designee the exercise price paid upon such exercise. Thus, the exercise of these options will not increase the number of shares of Ziff-Davis Inc. common stock outstanding or Ziff-Davis Inc.'s stockholders' equity. However, Ziff-Davis Inc. expects to recognize compensation expense for accounting purposes of approximately $3,018,000 over three years as a result of these grants. As such, this amount has been recorded in the Financial Statements as additional paid in capital offset by a reduction to stockholders' equity as deferred compensation.

 GameSpot Inc. 1997 Stock Option Plan

  Ziff-Davis Inc. adopted the GameSpot Inc. 1997 Stock Option Plan (the "GameSpot Plan") to provide long-term incentives for key employees of GameSpot and to enhance stockholder value. The GameSpot Plan provides for the grant of options to purchase shares of GameSpot Inc.'s common stock. GameSpot has reserved 800,000 shares of GameSpot Inc.'s common stock for issuance under the GameSpot Plan. Such options vest ratably over 3 years.

                                 ZIFF-DAVIS INC

      (numbers rounded to the nearest thousand, except per share amounts)


 Option grants

  Information relating to the Softbank options during 1996, 1997 and 1998 is as follows:

                                                              Weighted Average
                                                 Number         Option Price
                                                of Shares       Per Share(1)
                                                ---------     ----------------
     Shares outstanding under options at
      December 31, 1995.......................       --               --
     Granted..................................   739,493 (2)       $87.15
     Exercised................................       --               --
     Forfeited................................   (12,740)(2)        87.15
                                                --------
     Shares outstanding under options at
      December 31, 1996.......................   726,753            87.15
     Granted..................................   386,363            61.40
     Exercised................................       --               --
     Forfeited................................  (146,130)           78.88
                                                --------
     Shares outstanding under options at
      December 31, 1997.......................   966,986           $78.11
     Granted..................................   258,215            31.03
     Exercised................................   (75,982)           31.03
     Converted to Ziff-Davis Inc. options.....   (83,578)           31.03
     Forfeited/cancelled......................  (309,936)           31.03
                                                --------
     Shares outstanding under options at
      December 31, 1998.......................   755,705           $31.03
                                                ========
     Shares exercisable as of:
     At December 31, 1996.....................       --               --
     At December 31, 1997 (price range $44.26-
      $87.15).................................   107,630           $82.06
     At December 31, 1998 (price of $31.03)...   255,060           $31.03

--------
(1) The exercise price of the stock options is set in Japanese yen. The exercise prices as shown above have been converted to U.S. dollars based upon the exchange rate as of the date of grant for the respective options. The 1998 activity reflects the repricing of all options outstanding as of January 19, 1998 to (Yen)4,000.

(2) Adjusted for a 1.4:1 stock split during 1996 and a 1.3:1 stock split during 1997.

  Information relating to Ziff-Davis Inc. stock options issued during 1998 is as follows:

                                                             Weighted Average
                                                  Number of    Option Price
                                                   Shares       Per Share
                                                  ---------  ----------------
      Shares outstanding under options at
       December 31, 1997.........................       --          --
      Granted.................................... 6,757,495       $6.09
      Exercised..................................       --
      Converted from Softbank options............   327,400        8.89
      Forfeited..................................  (393,590)       6.00
                                                  ---------
      Shares outstanding under options at
       December 31, 1998......................... 6,691,305       $6.22
                                                  =========

                                 ZIFF-DAVIS INC

 (numbers rounded to the nearest thousand, except share and per share amounts)


  Information relating to ZDNet stock options issued during 1998 is as follows:

                                                              Weighted Average
                                                    Number of  Opinion Price
                                                     Shares*     Per Share*
                                                    --------- ----------------
      Shares outstanding under options at December
       31, 1997...................................        --         --
      Granted.....................................  5,729,300      $7.50
      Exercised...................................        --         --
      Forfeited...................................        --         --
                                                    ---------
      Shares outstanding under options at December
       31, 1998...................................  5,729,300      $7.50
                                                    =========

* The number of shares and price per share will be adjusted if the Initial Number of Shares Issuable with Respect to ZD's Retained Interest in ZDNet is different from 40,000,000.

  At December 31 1998, no shares of either the Ziff-Davis Inc. or ZDNet options were exercisable.

  Information relating to GameSpot, Inc. stock options is as follows:

                                                             Weighted Average
                                                  Number of    Option price
                                                   Shares       Per share
                                                  ---------  ----------------
      Shares outstanding under options at
       December 31, 1996.........................      --           --
      Granted....................................  780,000        $0.44
      Exercised..................................      --           --
      Forfeited..................................  (61,000)        0.44
                                                  --------
      Shares outstanding under options at
       December 31, 1997.........................  719,000        $0.44
      Granted....................................      --           --
      Exercised..................................      --           --
      Forfeited.................................. (167,000)       $0.44
                                                  --------
      Shares outstanding under options at
       December 31, 1998.........................  552,000        $0.44
                                                  ========
      Shares exercisable as of:
      December 31, 1997 (price range of $0.44)...  400,610        $0.44
                                                  ========
      December 31, 1998 (price range of $0.44)...  497,639        $0.44
                                                  ========

                                 ZIFF-DAVIS INC

 (numbers rounded to the nearest thousand, except share and per share amounts)


  As permitted by SFAS No. 123, Ziff-Davis Inc. has chosen to continue to account for stock options in accordance with the provisions of APB 25 and, accordingly, no compensation expense related to stock option grants was recorded in 1996, 1997 or 1998. Pro forma information regarding net income is required by SFAS No. 123 and has been determined as if Ziff-Davis Inc. had accounted for stock options under the fair value method. The fair value of the option grants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1996, 1997 and 1998:

  Softbank options

                                                       1996     1997     1998
                                                      -------  -------  -------
     Risk-free interest rate.........................    5.89%    6.35%    5.46%
     Dividend yield..................................    0.26%    0.22%    1.50%
     Volatility factor...............................   54.03%   51.35%   77.72%
     Expected life................................... 6 years  6 years  6 years

  Ziff-Davis Inc. options
                                                       1996     1997     1998
                                                      -------  -------  -------
     Risk-free interest rate.........................     n/a      n/a     5.03%
     Dividend yield..................................     n/a      n/a     0.00%
     Volatility factor...............................     n/a      n/a    54.70%
     Expected life...................................     n/a      n/a  6 years

  ZDNet options
                                                       1996     1997     1998
                                                      -------  -------  -------
     Risk-free interest rate.........................     n/a      n/a     4.67%
     Dividend yield..................................     n/a      n/a     0.00%
     Volatility factor...............................     n/a      n/a    54.70%
     Expected life...................................     n/a      n/a  6 years

  GameSpot Inc. options
                                                       1996     1997     1998
                                                      -------  -------  -------
     Risk-free interest rate.........................     n/a     6.35%    6.44%
     Dividend yield..................................     n/a     0.00%    0.00%
     Volatility factor...............................     n/a   100.27%  100.27%
     Expected life...................................     n/a  4 years  4 years

  The weighted average fair value of options granted in 1996, 1997 and 1998, is as follows:

                                                       1996     1997     1998
                                                      -------  -------  -------
     Softbank options................................ $ 64.30  $ 34.05  $ 19.81
     Ziff-Davis Inc. options.........................     n/a      n/a     5.21
     ZDNet options...................................     n/a      n/a     4.25
     GameSpot Inc. options...........................     n/a     0.32     0.32

  For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation cost for the stock option plans been determined based upon the fair value at the grant date for awards during 1996, 1997 and 1998 consistent with the provisions of SFAS No. 123, Ziff-Davis Inc.'s net loss would have been increased by approximately $3,100,000, $4,200,000 and $15,130,000, respectively.

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


 Other stock compensation plans

  During 1996, 1997 and 1998, Ziff-Davis Inc. granted 45,760, 61,940 and 27,223 shares of common stock of SOFTBANK Corp. respectively (adjusted for a 1.4:1 stock split during 1996 and a 1.3:1 stock split during 1997) to certain key employees, subject to restrictions as to continuous employment which expire over a 3 to 5-year period from the date of grant. The granting of the shares to Ziff-Davis Inc.'s employees has been recorded as additional paid-in capital offset by a reduction to stockholders' equity as deferred compensation. Such amounts were recorded at the fair value, as established by market price of the shares on the date of grant. The unearned compensation is being amortized ratably over the restricted periods. During 1996, restrictions on 13,790 shares expired, 2,160 shares were forfeited and $1,080,000 was charged to expense related to the restricted stock awards. During 1997, restrictions on 75,210 shares expired, 2,150 shares were forfeited and $3,916,000 was charged to expense related to these restricted stock awards. During 1998, restrictions on 22,361 shares expired, 5,736 shares were forfeited and $252,000 was charged to expense related to these restricted stock awards.

 Employee Stock Purchase Plan

  In 1998, Ziff-Davis Inc. adopted the Employee Stock Purchase Plan (the "Stock Purchase Plan") whereby eligible employees may purchase Ziff-Davis Inc.'s common stock with after-tax payroll deductions of 1% to 10% of their base pay. The price at which shares of common stock will be purchased is the lesser of 85% of the fair market value of a share of common stock on (1) the first business day of a purchase period or (2) the last business day of a purchase period. Ziff-Davis Inc. has reserved 1,500,000 shares of common stock for issuance under the Stock Purchase Plan.

  On December 21, 1998 the Board approved an amendment to the Employee Stock Purchase Plan, subject to stockholder approval, to permit grants of options with respect to any series of common stock of Ziff-Davis Inc. and increase the number of shares available for sale to participants from 1,500,000 shares to 2,500,000 shares.

14. Employee Benefit Plans

 Pension plan

  Certain employees of Ziff-Davis Inc. who have met eligibility requirements were covered by a noncontributory defined benefit pension plan. The benefits are based on years of service and average compensation at the time of retirement. Ziff-Davis Inc.'s funding policy is to contribute amounts sufficient to meet the minimum funding requirements as set forth in the Employee Retirement Income Security Act of 1974 ("ERISA"). Contributions to the plan are determined in accordance with the projected unit credit cost method. Plan assets consist of U.S. equity securities, high grade corporate bonds and commercial paper, and U.S. treasury notes.

  During 1997, Ziff-Davis Inc. decided to terminate the defined benefit pension plan and pursuant to this decision, all accrued benefits became fully vested as of August 31, 1997. The amounts below reflect the effects of such termination. All accrued obligations were settled during 1998 and a gain of $156,000 was recognized in 1998 as a result of the plan settlement.

  The weighted average assumed discount rate of 7% and rate of increase in future compensation levels of 6% was used in the determination of the actuarial present value of the projected benefit obligation at December 31, 1996 and 1997. The weighted average expected long-term rate of return on plan assets at December 31, 1996 and 1997 was 7%.

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


  Net periodic pension cost includes the following components:

                                                       1996     1997     1998
                                                     --------  -------  -------
                                                      (dollars in thousands)
     Service cost................................... $    700  $   391  $   --
     Interest cost..................................      472      456      --
     Expected return on plan assets.................     (300)    (445)     --
     Amortization of transition obligation..........      199       75      --
                                                     --------  -------  -------
     Net periodic pension cost...................... $  1,071  $   477  $   --
                                                     ========  =======  =======

  The following table sets forth the funded status and amounts recognized in the balance sheet:

                                                          1997         1998
                                                      ------------  -----------
                                                      (dollars in thousands)
     Actuarial present value of benefit obligations:
       Vested benefit obligation..................... $      5,721  $      --
                                                      ------------  ----------
       Accumulated benefit obligations...............        5,721         --
                                                      ============  ==========
     Projected benefit obligations...................        5,721         --
     Plan assets at fair value.......................       (6,004)        --
                                                      ------------  ----------
     Projected benefit obligation less than plan
      assets.........................................         (283)        --
     Unrecognized net transition asset...............        1,279         --
                                                      ------------  ----------
     Pension liability included in balance sheet..... $        996  $      --
                                                      ============  ==========

 Retirement plans

  Ziff-Davis Inc. maintains various defined contribution retirement plans. Substantially all of Ziff-Davis Inc.'s employees are eligible to participate in one of the plans under which annual contributions may be made by Ziff-Davis Inc. for the benefit of all eligible employees. In certain cases, employees may also make contributions to the plan in which they participate which, and subject to certain limitations, may be matched by Ziff-Davis Inc. up to certain specified percentages. Employees are generally eligible to participate in a plan upon joining Ziff-Davis Inc. and receive matching contributions after one year of employment. Ziff-Davis Inc. made contributions to the plans totaling $10,470,000, $13,725,000 and $13,004,000 in 1996, 1997 and 1998, respectively.

15. Investments

  Ziff-Davis Inc. has investments in the following companies/joint ventures:

                                                                Carrying value
                                                                at December 31,
                                                     Ownership  ---------------
     Equity investments                              Percentage  1997    1998
     ------------------                              ---------- ------- -------
                                                                  (dollars in
                                                                  thousands)
     MAC Publishing LLC.............................     50%    $16,244 $19,268
     ExpoComm LLC...................................     50       7,758   8,571
     Family PC G.P..................................     50       9,342     --

     Cost Investments
     ----------------
     Red Herring Communications, Inc. ..............                --  $ 5,000
     Deja News, Inc. ...............................                --    5,000

                                ZIFF-DAVIS INC.

      (numbers rounded to the nearest thousand, except per share amounts)


  The entities listed above are engaged primarily in the publication or distribution of print media and the organization, production and management of trade shows and providing interactive information and programming to technology-oriented Internet users. Other investments and joint ventures are not material to Ziff-Davis Inc.'s financial statements.

  Ziff-Davis Inc.'s equity income (loss) was $(796,000), $335,000 and $7,483,000 in 1996, 1997 and 1998, respectively.

16. Supplemental Cash Flow Information

                                                     1996      1997     1998
                                                  ---------- -------- --------
                                                     (dollars in thousands)
     Cash paid during the year for:
       Interest.................................. $   99,509 $185,447 $129,976
       Income taxes..............................        360        4    1,000
     Noncash investing and financing activities:
       Fair value of assets acquired............. $2,508,603 $ 20,749 $ 60,473
       Liabilities assumed.......................    370,518    6,749   32,701
                                                  ---------- -------- --------
       Cash paid.................................  2,138,085   14,000   27,772
       Less--cash acquired.......................     13,262      --       --
                                                  ---------- -------- --------
       Net cash paid for investments and
        acquisitions............................. $2,124,823 $ 14,000 $ 27,772
                                                  ========== ======== ========
       Return of capital dividends............... $  899,948 $381,434 $    --
                                                  ========== ======== ========
       Capital contributions..................... $    5,002 $ 61,580 $926,096
                                                  ========== ======== ========

17. Operating Lease Commitments

  Ziff-Davis Inc. is obligated under various operating leases which expire at various dates through 2021. Future minimum rental commitments under noncancelable operating leases are as follows:

                                                                     (dollars in
                                                                     thousands)
      1999..........................................................  $ 32,740
      2000..........................................................    34,094
      2001..........................................................    31,882
      2002..........................................................    29,957
      2003..........................................................    28,655
      Thereafter....................................................   232,974
                                                                      --------
        Total.......................................................  $390,302
                                                                      ========

  Netted in the above totals is approximately $5,000,000 for which Ziff-Davis Inc. has noncancelable subleases in place. Total sublease income approximates Ziff-Davis Inc.'s required payments under the related leases. Rent expense amounted to approximately $23,015,000, $29,994,000 and $24,695,000 for the
years ended December 31, 1996, 1997 and 1998, respectively.

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


18. Contingencies

  Ziff-Davis Inc. is subject to various claims and legal proceedings arising in the normal course of business.

 Class action and derivative litigations

  Following a decline in the price per share of Ziff-Davis Inc.'s common stock in October 1998, eight securities class action suits were filed against Ziff-Davis Inc. and certain of its directors and officers in the United States District Court for the Southern District of New York.

  The complaints allege that defendants violated Sections 11, 12(a) (2) and 15 of the Securities Act of 1933 in connection with the registration statement filed by Ziff-Davis Inc. with the Securities and Exchange Commission relating to the initial public offering of Ziff-Davis Inc.'s stock on April 29, 1998 (the "IPO"). More particularly, the complaints allege that the registration statement contained false and misleading statements and failed to disclose facts that could have indicated an impending decline in Ziff-Davis Inc.'s revenue. The complaints seek on behalf of a class of purchasers of Ziff-Davis Inc.'s common stock from the date of the IPO through October 8, 1998 unspecified damages, interest, fees and costs, rescission, and injunctive relief such as the imposition of a constructive trust upon the proceeds of the IPO.

  On January 28, 1999, the court entered an order consolidating the actions, appointing lead plaintiff's counsel and requiring the filing of a consolidated amended complaint within 45 days. Thereafter, Ziff-Davis Inc. will have 45 days to respond to the consolidated amended complaint.

  In addition, two derivative suits have been filed by stockholders against Ziff-Davis Inc. and all of its directors in the Court of Chancery of the State of Delaware for New Castle County. The complaints allege that the directors breached their fiduciary duties to Ziff-Davis Inc. by repricing the stock options awarded to certain directors and demand the nullification of the repricing and an injunction against exercise by the directors of any repriced option. Plaintiffs filed an amended complaint on February 17, 1999 (which is substantially similar to the original complaints, except that the amended complaint also addresses the granting of "new options" at an allegedly "reduced exercise price") and have indicated their intent to seek consolidation of the actions. A response to the amended complaint has not yet been filed.

 Other legal proceedings

  Ziff-Davis Inc. was named as a defendant in an action, filed on April 17, 1998 in the Supreme Court of the State of New York, by minority stockholders of SOFTBANK Interactive Marketing Inc. ("SIM"), formerly an indirect subsidiary of SOFTBANK Corp. The complaint alleges, among other things, that SBH, SIM's majority stockholder, acting with Ziff-Davis Inc. and two of its senior officers and directors who were directors of SIM (and who were also named as defendants), had conflicts of interest between SIM and other Softbank investments (including investments in Ziff-Davis Inc.) and failed to act in the best interests of SIM and the minority stockholders by taking actions which benefited Ziff-Davis Inc. The complaint states claims based on common law fraud, breach of fiduciary duty and aiding and abetting theories and seeks in excess of $200,000,000 in damages. Ziff-Davis Inc. and the other defendants have moved to dismiss all of the claims against them other than a breach of contract claim which is solely against SBH, and the motion was granted, with the result that all of the claims against Ziff-Davis Inc. and its officers were dismissed, and most of the claims against SBH were dismissed, leaving only a claim against SBH concerning the alleged failure of SBH to give plaintiffs adequate notice of the sale of its stock to SIM.

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


  Although the outcome of these cases cannot be predicted, Ziff-Davis Inc. believes that there are substantial defenses to the claims. Ziff-Davis Inc. currently cannot estimate its ultimate liability, if any, with respect to such pending litigations. Accordingly, no provision for such matters has been included in the financial statements.

19. Segment Information

  Ziff-Davis Inc. has adopted the provisions of SFAS No. 131 Disclosures about Segments of an Enterprise and Related Information. As such, prior years data has been restated in accordance with SFAS No. 131.

 Business segment information

  Ziff-Davis Inc.'s reportable segments are based on its method of internal reporting, which segregates its business by product lines. Management measures operating performance of the business segments based on "EBITDA". EBITDA is defined as income before provision for income taxes, interest expense, depreciation and amortization and restructuring charges. EBITDA is not intended to represent cash flows from operations and should not be considered as an alternative to net income as an indicator of Ziff-Davis Inc.'s operating performance or to cash flows as a measure of liquidity. Although Ziff-Davis Inc. believes that EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the publishing business and media industries, the EBITDA presented for Ziff-Davis Inc. may not be comparable to similarly titled measures reported by other companies.

  Ziff-Davis Inc.'s reportable segments are:

 Publishing

  The publishing segment is engaged in publishing magazines, journals, newsletters, online content, training manuals and providing market research about the computer industry. The publishing segment's principal operations are in the United States and Europe, although it also licenses or syndicates its editorial content to over 50 other publications distributed worldwide.

 Events

  The events segment is engaged in the organization, production and management of trade shows, conferences and seminars for the computer industry. The events segment's principal operations are in North America and to a lesser extent in Europe, Asia and Latin America.

 Internet

  The Internet segment is engaged in providing technology-related information to Internet users worldwide. The Internet segment's principal operations are in the U.S. and to a lesser extent Europe.

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


  The accounting policies of the segments are the same as those described in
Note 3 under "Summary of Significant Accounting Policies". Ziff-Davis Inc. evaluates the performance of its segments and allocates resources to them based on EBITDA. Any inter-segment revenue included in segment data are not material. The following presents information about the reported segments for the years ending December 31:

                                                 1996       1997        1998
                                               --------  ----------  ----------
                                                   (dollars in thousands)
   Revenue:
     Publishing............................... $674,040  $  834,015  $  782,882
     Events...................................  264,884     287,528     269,867
     Internet.................................   16,215      32,218      56,143
                                               --------  ----------  ----------
       Total.................................. $955,139  $1,153,761  $1,108,892
                                               ========  ==========  ==========
                                                 1996       1997        1998
                                               --------  ----------  ----------
                                                   (dollars in thousands)
   EBITDA:
     Publishing............................... $136,395  $  183,545  $  125,320*
     Events...................................  108,791     103,749     119,698
     Internet.................................  (11,928)    (14,400)       (924)
                                               --------  ----------  ----------
       Total.................................. $233,258  $  272,894  $  244,094
                                               ========  ==========  ==========

--------
* Before restructuring charge of $52,239,000.

                                               1996        1997        1998
                                            ----------  ----------  ----------
                                                 (dollars in thousands)
   Total Assets:
     Publishing............................ $2,358,144  $2,335,034  $2,192,099
     Events................................  1,143,522   1,124,286   1,144,018
     Internet..............................     82,507      87,326      97,686
                                            ----------  ----------  ----------
       Total............................... $3,584,173  $3,546,646  $3,433,803
                                            ==========  ==========  ==========

  A reconciliation of total segment EBITDA to total consolidated loss before income taxes, for the years ended December 31, 1996, 1997 and 1998 is as follows:

                                               1996        1997        1998
                                            ----------  ----------  ----------
                                                 (dollars in thousands)
   EBITDA:
     Total segment EBITDA.................. $  233,258  $  272,894  $  244,094
     Restructuring charge..................        --          --      (52,239)
     Depreciation & amortization...........    (32,303)    (30,379)    (29,885)
     Amortization of intangible assets.....   (107,433)   (124,561)   (122,659)
     Interest expense, net.................   (120,646)   (190,445)   (143,547)
                                            ----------  ----------  ----------
       Consolidated loss before taxes...... $  (27,124) $  (72,491) $ (104,236)
                                            ==========  ==========  ==========

  Equity in income of investees included in the publishing segment EBITDA for the years ended December 31, 1996, 1997 and 1998 was $(796,000), $335,000 and
$2,044,000, respectively. Equity in net income of investees included in the events segment EBITDA for the years ended December 31, 1996, 1997 and 1998 was $ -- , $1,695,000 and $5,439,000, respectively.

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


  Publishing's investment in equity method investees for the years ended December 31, 1996, 1997 and 1998 was $10,138,00, $25,586,000 and $19,268,000,
respectively. Events' investment in equity method investees for the years ended December 31, 1996, 1997 and 1998 was $7,698,000, $7,758,000 and $8,571,000,
respectively.

  During the years ended December 31, 1996, 1997 and 1998, publishing spent $2,123,651,000, $19,026,000 and $42,324,000, respectively, for additions to long-lived assets. Events spent $22,527,000, $19,798,000 and $12,565,000 for additions to long-lived assets during the years ended December 31, 1996, 1997 and 1998, respectively. Internet spent $1,010,000, $5,372,000 and $9,483,000 for additions to long-lived assets during the years ended December 31, 1996, 1997 and 1998, respectively.

  The following is sales information by geographic area as of and for the respective years ended December 31.


                                                   1996       1997       1998
                                                ---------- ---------- ----------
                                                     (dollars in thousands)
   Revenue:
     U.S. ..................................... $  854,666 $1,040,297 $  990,096
     Foreign...................................    100,473    113,464    118,796
                                                ---------- ---------- ----------
       Total................................... $  955,139 $1,153,761 $1,108,892
                                                ========== ========== ==========

  Foreign revenue is based on the country in which the sales originate. Revenue from no single foreign country was material to the consolidated revenues of ZD.

  The following is long-lived asset information by geographic area as of and for the years ended December 31, 1996, 1997 and 1998:

                                                   1996       1997       1998
                                                ---------- ---------- ----------
                                                     (dollars in thousands)
   Long-lived assets:
     U.S. ..................................... $3,202,981 $3,090,643 $3,034,002
     Foreign...................................      9,538      8,555     13,570
                                                ---------- ---------- ----------
       Total................................... $3,212,519 $3,099,198 $3,047,572
                                                ========== ========== ==========

  No single customer accounted for more than 10% of total revenue for each of the years ended December 31, 1996, 1997 and 1998.

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


20. Fair Value of Financial Instruments

  Ziff-Davis Inc.'s accounting policies with respect to financial instruments are discussed in Note 3.

  The carrying amounts and fair values of Ziff-Davis Inc.'s significant on balance sheet financial instruments at December 31, 1997 and 1998 are as follows:

                                                   At December 31,
                                       ---------------------------------------
                                              1997                1998
                                       ------------------- -------------------
                                       Carrying    Fair    Carrying    Fair
                                        Amount    Values    Amount    Values
                                       --------- --------- --------- ---------
                                               (dollars in thousands)
Cash and cash equivalents............. $  30,301 $  30,301 $  32,566 $  32,566
Accounts receivable...................   221,310   221,310   227,325   227,325
Accounts payable......................    55,468    55,468    74,397    74,397
Long-term debt (including current
 portion)............................. 2,534,030 2,534,030 1,547,014 1,543,839

 Interest rate swaps

  Ziff-Davis Inc. utilizes interest rate swaps to reduce the impact on interest expense of fluctuating interest rates on its variable rate debt. Under Ziff-Davis Inc.'s interest rate swap agreements, Ziff-Davis Inc. agreed with the counterparties to exchange, at quarterly intervals, the difference between Ziff-Davis Inc.'s fixed pay rate and the counterparties' variable pay rate on three-month LIBOR. At December 31, 1998, Ziff-Davis Inc. was a fixed payor of 5.85% on an aggregate notional amount of $550,000,000.

  The fair values of these interest rate swaps were estimated by obtaining quotes from brokers which represented the amounts that Ziff-Davis Inc. would pay if the agreements were terminated at the balance sheet date. While it is not Ziff-Davis Inc.'s intention to terminate these interest rate swaps, these fair values indicated that the termination of the interest rate swap agreements would have resulted in a loss of $15,627,000.

21. Subsequent Events

 ZDTV

  On February 4, 1999, Ziff-Davis Inc. purchased ZDTV at a purchase price of approximately $81,400,000. (See Note 12.) Ziff-Davis Inc. paid approximately $32,800,000 of the purchase price in cash (settled on February 5, 1999) and paid the remainder by applying approximately $48,600,000 in advances owed to it by MAC Holdings America. Ziff-Davis Inc. also agreed to be responsible for the funding of ZDTV during the period in 1999 prior to the purchase which will be accounted for as additional purchase price. Other than advances to ZDTV which are reported on Ziff-Davis Inc.'s balance sheet, the results of operations of ZDTV are not included in Ziff-Davis Inc.'s results for any of the periods presented. This acquisition will be accounted for in 1999 under the purchase method of accounting.

 Vulcan transactions

  On February 5, 1999, Vulcan Programming Inc., an entity owned by Paul G. Allen, purchased a one-third interest in ZDTV for $54,000,000 in cash. On March 4, 1999, Vulcan Ventures, the investment vehicle of Paul G. Allen, purchased approximately three million shares of Ziff-Davis Inc. common stock for $50,000,000 in cash.

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


 Unaudited summary pro forma information

  The following unaudited summary pro forma information assumes that the acquisition of ZDTV and the sale of a one-third interest in ZDTV to Vulcan Programming had been consummated on January 1, 1998. Adjustments for ZDTV transactions include the operating results of ZDTV, amortization of the purchase price of ZDTV, Vulcan Programming's one-third interest in the losses of ZDTV and the tax effects of these items. The pro forma data is not necessarily indicative of actual results had the transaction occurred on January 1, 1998. Further, pro forma results are not meant to represent future financial results.

                                                        Adjustments
                                                            for
                                            Ziff-Davis  acquisition
                                               Inc.       of ZDTV   Pro Forma
                                            ----------  ----------- ----------
                                              (dollars in thousands except
                                                   per share amounts)
     Revenue............................... $1,108,892   $  5,585   $1,114,477
     Income (loss) from operations.........     31,080    (55,049)     (23,969)
     Net loss..............................    (77,809)   (22,443)    (100,252)
     Pro forma basic loss per share........                         $    (1.00)

 Incentive Plan

  On March 4, 1999, the Board approved an amendment to the Incentive Plan, subject to stockholder approval, which increased the number of shares available for issuance under the Incentive Plan to 23,327,500 shares.

                                 EXHIBIT INDEX

                                                                       Page No.
                                                                       --------
   3.1  Amended and Restated Certificate of Incorporation of Ziff-
        Davis Inc. (incorporated by reference to the exhibit in
        Ziff-Davis Inc.'s Registration Statement on Form S-1, File
        No. 333-46493).
   3.2  Form of Amended and Restated Certificate of Incorporation of
        Ziff-Davis Inc. (incorporated by reference to the exhibit in
        Ziff-Davis Inc.'s Registration Statement on Form S-1, File
        No. 333-69447).
   3.3  By-laws of Ziff-Davis Inc. (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement on Form
        S-1, File No. 333-46493).
   4.1  Specimen of certificate representing Ziff-Davis Inc. Common
        Stock, par value $.01 per share (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement on Form S-1, File No. 333-46493).
   4.2  Specimen of certificate representing Ziff-Davis Inc.--ZD
        Common Stock, par value $0.1 per share (incorporated by
        reference to the exhibit in Ziff-Davis Inc.'s Registration
        Statement on Form S-1, File No. 333-69447).
   4.3  Specimen certificate representing Ziff-Davis Inc.--ZDNet
        Common Stock, par value $0.1 per share (incorporated by
        reference to the exhibit in Ziff-Davis Inc.'s Registration
        Statement on Form S-1, File No. 333-69447).
  10.1  1998 Incentive Compensation Plan (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement on Form S-1, File No. 333-46493).
  10.2  1998 Employee Stock Purchase Plan (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement on Form S-1, File No. 333-46493).
  10.3  1998 Non-Employee Directors' Stock Option Plan (incorporated by reference to the exhibit in Ziff-Davis Inc.'s
        Registration Statement on Form S-1, File No. 333-46493).
  10.4  Undertaking, dated as of April 1, 1998, between SOFTBANK
        Corp. and ZD Inc. (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement on Form S-1,
        File No. 333-46493).
  10.5  License and Services Agreement, dated as of July 28, 1997, between Ziff-Davis Inc., ZDTV LLC, ZD Television
        Productions, Inc., MAC Holdings (America) Inc. and MAC Inc.
        (incorporated by reference to the exhibit in Ziff-Davis
        Inc.'s Registration Statement on Form S-1, File No. 333-
        46493).
  10.6  Master License Agreement, dated as of April 1, 1998, between
        Ziff-Davis Inc. and SOFTBANK Corp. (incorporated by
        reference to the exhibit in Ziff-Davis Inc.'s Registration
        Statement on Form S-1, File No. 333-46493).
  10.7  License Agreement, dated as of July 1, 1997, between MAC
        Inc. and Ziff-Davis Inc. and SOFTBANK Corp. (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration
        Statement on Form S-1, File No. 333-46493).
  10.8  Agreement to Produce, dated as of April 1, 1998, between ZD
        COMDEX and Forums Inc. and SOFTBANK Corp. (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration
        Statement on Form S-1, File No. 333-46493).
  10.9  Trademark License Agreement, dated as of April 1, 1998, between ZD COMDEX and Forums Inc. and SOFTBANK Forums KK
        (incorporated by reference to the exhibit in Ziff-Davis
        Inc.'s Registration Statement on Form S-1, File No. 333-
        46493).
  10.10 Technical Assistance Agreement, dated as of April 1, 1998, between ZD COMDEX and Forums Inc. and SOFTBANK Forums KK
        (incorporated by reference to the exhibit in Ziff-Davis
        Inc.'s Registration Statement on Form S-1, File No. 333-
        46493).
  10.11 Registration Rights Agreement, dated as of April 1, 1998, between ZD Inc. and SOFTBANK Holdings Inc. (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration
        Statement on Form S-1, File No. 333-46493).

                                                                       Page No.
                                                                       --------
  10.12 Credit Agreement, dated as of March 27, 1996 between
        SOFTBANK Holdings Inc., the Guarantors listed therein, The
        Bank of New York and Morgan Stanley Senior Funding, Inc., as
        amended March 9, 1998 (incorporated by reference to the
        exhibit in Ziff-Davis Inc.'s Registration Statement on Form
        S-1, File No. 333-46493).
  10.13 Secured Guaranteed Credit Agreement, dated as of May 4,
        1998, among Ziff-Davis Inc., the Banks listed therein,
        Morgan Stanley Senior Funding, Inc., as Syndication Agent,
        the Chase Manhattan Bank and DLJ Capital Funding, Inc., as
        Co-Documentation Agents, The Bank of New York, as
        Administrative Agent, and the Guarantors (incorporated by
        reference to the exhibit in Ziff-Davis Inc.'s Registration
        Statement on Form S-1, File No. 333-46493).
  10.14 Amendment No. 1 and Waiver to Secured Guaranteed Credit
        Agreement, dated as of May 28, 1998, among Ziff-Davis Inc., the Banks listed therein and The Bank of New York, as
        Administrative Agent (incorporated by reference to the
        exhibit in Ziff-Davis Inc.'s Registration Statement Form S-
        1, File No. 333-69447).
  10.15 Amendment No. 2 to Secured Guaranteed Credit Agreement,
        dated as of June 8, 1998, among Ziff-Davis Inc., the Banks listed therein and The Bank of New York, as Administrative
        Agent (incorporated by reference to the exhibit in Ziff-
        Davis Inc.'s Registration Statement Form S-1, File No. 333-
        69447).
  10.16 Amendment No. 3 to Secured Credit Agreement, dated as of
        December 30, 1998, among Ziff-Davis Inc., the Banks listed therein and The Bank of New York, as Administrative Agent
        (incorporated by reference to the exhibit in Ziff-Davis
        Inc.'s Registration Statement Form S-1, File No. 333-69447).
  10.17 Lease of Ziff-Davis Inc. headquarters at 28 East 28th
        Street, New York, New York (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement on Form
        S-1, File No. 333-46493).
  10.18 Lease Agreement, dated as of May 4, 1998, between Ziff-Davis
        Inc., ZD Inc., ZD COMDEX and Forums Inc. and Kingston
        Technology Company (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement on Form S-1,
        File No. 333-46493).
  10.19 Assignment, dated as of May 4, 1998, between Kingston
        Technology Company and Ziff-Davis Inc. (incorporated by
        reference to the exhibit in Ziff-Davis Inc.'s Registration
        Statement on Form S-1, File No. 333-46493).
  10.20 Employment Agreement, dated as of April 1, 1998, between ZD
        Inc. and Eric Hippeau (incorporated by reference to the
        exhibit in Ziff-Davis Inc.'s Registration Statement on Form
        S-1, File No. 333-46493).
  10.21 Employment Agreement, dated as of April 1, 1998, between ZD
        COMDEX and Forums Inc. and Jason E. Chudnofsky (incorporated by reference to the exhibit in Ziff-Davis Inc.'s
        Registration Statement on Form S-1, File No. 333-46493).
  10.22 Employment Agreement, dated as of April 1, 1998, between
        Ziff-Davis Inc. and Terri S. Holbrooke (incorporated by
        reference to the exhibit in Ziff-Davis Inc.'s Registration
        Statement Form S-1, File No. 333-69447).
  10.23 Employment Agreement, dated as of April 1, 1998, between
        Ziff-Davis Inc. and Timothy C. O'Brien (incorporated by
        reference to the exhibit in Ziff-Davis Inc.'s Registration
        Statement Form S-1, File No. 333-69447).
  10.24 Employment Agreement, dated as of November 6, 1998, between
        Ziff-Davis Inc. and Michael S. Perlis (incorporated by
        reference to the exhibit in Ziff-Davis Inc.'s Registration
        Statement Form S-1, File No. 333-69447).
  10.25 Stock Purchase Agreement, dated as of February 5, 1999, by and between Ziff-Davis Inc. and Vulcan Ventures Inc.
        (incorporated by reference to the exhibit in Ziff-Davis
        Inc.'s Registration Statement on Form S-1, File No. 333-
        69447.)

                                                                      Page No.
                                                                      --------
  10.26 Bill of Sale and Assignment, dated as of February 4, 1999 between MAC Holdings (America) Inc. and ZD Inc.
        (incorporated by reference to the exhibit in Ziff-Davis
        Inc.'s Current Report on Form 8-K File No. 001-14055).
  12.1  Ratio of Earnings to Fixed Charges.
  21.1  List of subsidiaries of Ziff-Davis Inc. (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration
        Statement on Form S-1, File No. 333-69447).
  23.1  Consent of PricewaterhouseCoopers LLP.
  27.1  Financial Data Schedule (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement on Form
        S-2, File No. 333-69447).