Form 10-Q
period 1999-03-31
ZIFF DAVIS INC
filed 1999-05-17
CIK 1055131

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

   For the quarterly period ended March 31, 1999

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   For the transition period from        to       .

                         Commission file number 1-9676

                                ZIFF-DAVIS INC.
             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                                13-3987754
       (State or other jurisdiction        (I.R.S. Employer Identification No.)

     of incorporation or organization)


     28 East 28th Street, New York,                        10016
              New York
    (Address of principal executive                      (Zip Code)
              offices)

       Registrants telephone number, including area code: (212) 503-3500

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   [X]   NO  [_]

   Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the latest practical date.

   As of May 11, 1999, there were 103,168,131 shares outstanding of the registrant's Ziff-Davis Inc. --ZD Common Stock, par value $0.01 per share, and 12,100,000 shares outstanding of the registrant's Ziff-Davis Inc.--ZDNet Common Stock, par value $0.01 per share.

                                ZIFF-DAVIS INC.

                               INDEX TO FORM 10-Q

                                                                           Page
                                                                           ----
PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
 Ziff-Davis Inc.
  Consolidated Balance Sheets as of March 31, 1999 (Unaudited) and
   December 31, 1998......................................................   1
  Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 1999
   and 1998...............................................................   2
  Consolidated Statements of Comprehensive Income (Unaudited) for the
   three months ended March 31, 1999 and 1998.............................   3
  Consolidated Statements of Cash Flows (Unaudited) for the three months
   ended March 31, 1999 and 1998..........................................   4
  Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
   for the three months ended March 31, 1999..............................   5
  Notes to unaudited consolidated financial statements....................   6
 ZD
  Combined Balance Sheets as of March 31, 1999 (Unaudited) and December
   31, 1998...............................................................  12
  Combined Statements of Operations (Unaudited) for the three months ended
   March 31, 1999
   and 1998...............................................................  13
  Combined Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 1999 and 1998...................................  14
  Combined Statements of Cash Flows (Unaudited) for the three months ended
   March 31, 1999
   and 1998...............................................................  15
  Combined Statement of Changes in Division Equity (Unaudited) for the
   three months ended
   March 31, 1999.........................................................  16
  Notes to unaudited combined financial statements........................  17
 ZDNet
  Combined Balance Sheets as of March 31, 1999 (Unaudited) and December
   31, 1998...............................................................  23
  Combined Statements of Operations (Unaudited) for the three months ended
   March 31, 1999
   and 1998...............................................................  24
  Combined Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 1999 and 1998...................................  25
  Combined Statements of Cash Flows (Unaudited) for the three months ended
   March 31, 1999
   and 1998...............................................................  26
  Combined Statement of Changes in Division Equity (Unaudited) for the
   three months ended
   March 31, 1999.........................................................  27
  Notes to unaudited combined financial statements........................  28
Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations
 Ziff-Davis Inc...........................................................  32
 ZD.......................................................................  38
 ZDNet....................................................................  44
Item 3. Quantitative and Qualitative Disclosures about Market Risk........  48
PART II. OTHER INFORMATION
Item 1.Legal Proceedings..................................................  49
Item 2.Changes in Securities and Use of Proceeds..........................  50
Item 3.Defaults Upon Senior Securities....................................  50
Item 4.Submission of Matters to a Vote of Security Holders................  50
Item 5.Other Information..................................................  51
Item 6.Exhibits and Reports on Form 8-K...................................  51
SIGNATURES................................................................  52

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                ZIFF-DAVIS INC.

                          CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)

                                                        March 31,   December  31,
                                                          1999          1998
                                                       -----------  -------------
                                                       (Unaudited)
                        ASSETS
Current assets:
 Cash and cash equivalents............................ $   38,013    $   32,566
 Accounts receivable, net.............................    206,724       227,325
 Inventories..........................................     12,864        15,551
 Prepaid expenses and other current assets............     41,356        34,543
 Due from affiliates..................................        881        53,984
 Deferred taxes.......................................     22,262        22,262
                                                       ----------    ----------
   Total current assets...............................    322,100       386,231
Securities available for sale.........................     11,470           --
Property and equipment, net...........................    105,789        91,189
Intangible assets, net................................  2,950,261     2,907,043
Other assets..........................................     66,163        49,340
                                                       ----------    ----------
   Total assets....................................... $3,455,783    $3,433,803
                                                       ==========    ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable..................................... $   41,618    $   74,397
 Accrued expenses.....................................     93,745        97,319
 Unearned income, net.................................    197,848       152,081
 Due to affiliates and management.....................      2,664         4,618
 Current portion of notes payable to affiliates.......      6,923         7,692
 Other current liabilities............................     23,501        14,591
                                                       ----------    ----------
   Total current liabilities..........................    366,299       350,698
Notes payable to affiliates...........................     69,231        70,192
Notes payable, net of unamortized discount............  1,432,668     1,469,130
Deferred taxes........................................    147,321       165,082
Due to management.....................................      5,400         5,400
Other liabilities.....................................     14,875        19,690
                                                       ----------    ----------
   Total liabilities..................................  2,035,794     2,080,192
                                                       ----------    ----------
Commitments and contingencies (Note 7)
Minority Interest.....................................     44,395         1,013
                                                       ----------    ----------
Stockholders' equity:
 Preferred stock(1)...................................        --            --
 Common stock(2)......................................      1,031         1,000
 Additional paid-in capital...........................  1,629,690     1,571,681
 Accumulated deficit..................................   (235,013)     (197,238)
 Deferred compensation................................    (20,552)      (22,024)
 Unrealized gain on securities available for sale.....      3,086           --
 Cumulative translation adjustment....................     (2,648)         (821)
                                                       ----------    ----------
   Total stockholders' equity.........................  1,375,594     1,352,598
                                                       ----------    ----------
   Total liabilities and stockholders' equity......... $3,455,783    $3,433,803
                                                       ==========    ==========

--------
(1) March 31, 1999 and December 31, 1998: par value $0.01 per share, 10,000,000 shares authorized, no shares issued and outstanding;
(2) March 31, 1999: par value $0.01 per share, 210,000,000 shares authorized, 103,113,791 shares issued and outstanding; December 31, 1998: par value $0.01 per share 120,000,000 shares authorized, 100,000,000 shares issued and outstanding.

   The accompanying notes are an integral part of these financial statements.

                                ZIFF-DAVIS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
     (Unaudited--dollars in thousands, except share and per share amounts)

                                                      Three months ended
                                                           March 31,
                                                   --------------------------
                                                       1999          1998
                                                   ------------  ------------
Revenue, net:
  Publishing...................................... $    174,989  $    191,245
  Events..........................................       18,474        27,121
  Internet........................................       18,561         9,688
  Television......................................        2,086           --
                                                   ------------  ------------
                                                        214,110       228,054
Cost of production................................       59,855        70,310
Selling, general and administrative expenses......      141,745       144,176
Stock-based compensation..........................        1,472            63
Depreciation and amortization of property and
 equipment........................................        8,543         7,029
Amortization of intangible assets.................       31,871        30,446
                                                   ------------  ------------
Loss from operations..............................      (29,376)      (23,970)
Interest expense, net.............................      (32,372)      (45,939)
Other non-operating income, net...................        1,264         1,497
Minority interest in losses of subsidiaries.......        3,473           125
                                                   ------------  ------------
Loss before income taxes..........................      (57,011)      (68,287)
Income tax benefit................................      (19,236)      (63,166)
                                                   ------------  ------------
Net loss.......................................... $    (37,775) $     (5,121)
                                                   ============  ============
Net loss per common share......................... $      (0.37) $      (0.05)
Weighted average common shares outstanding........  101,015,813   100,000,000


   The accompanying notes are an integral part of these financial statements.

                                ZIFF-DAVIS INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                       (Unaudited--dollars in thousands)

                                                                Three months
                                                                   ended
                                                                 March 31,
                                                              -----------------
                                                                1999     1998
                                                              --------  -------
Net loss .................................................... $(37,775) $(5,121)
Other comprehensive income, net of tax:
  Foreign currency translation adjustments...................   (1,827)     359
  Unrealized gain on securities available for sale...........    3,086      --
                                                              --------  -------
Comprehensive income......................................... $(36,516) $(4,762)
                                                              ========  =======



   The accompanying notes are an integral part of these financial statements.

                                ZIFF-DAVIS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited--dollars in thousands)

                                                              Three Months
                                                                 Ended
                                                               March 31,
                                                            -----------------
                                                              1999     1998
                                                            --------  -------
Cash flows from operating activities:
Net loss................................................... $(37,775) $(5,121)
Adjustments to reconcile net loss to net cash provided by
 operating
activities:
  Depreciation and amortization............................   40,414   37,475
  Amortization of debt issuance costs and discount.........      709      --
  Stock-based compensation.................................    1,472       63
  Income from equity investments...........................     (465)  (1,385)
  Deferred tax benefit.....................................  (19,905) (63,166)
  Minority interest........................................   (3,473)     --
  Changes in operating assets and liabilities:
    Accounts receivable....................................   22,848   16,728
    Inventories............................................    2,687   (1,376)
    Accounts payable and accrued expenses..................  (34,729) (16,835)
    Unearned income........................................   39,506   39,796
    Due to/from affiliates and management..................    2,679   18,114
    Other, net.............................................   (4,574)   8,933
                                                            --------  -------
Net cash provided by operating activities..................    9,394   33,226
                                                            --------  -------
Cash flows from investing activities:
  Capital expenditures.....................................  (36,531)  (5,115)
  Investments and other....................................   (1,250)  (1,117)
  Acquisitions, net of cash acquired.......................  (32,800)     --
                                                            --------  -------
Net cash used by investing activities......................  (70,581)  (6,232)
                                                            --------  -------
Cash flows from financing activities:
  Proceeds from sale of common stock.......................   50,864      --
  Proceeds from sale of interest in ZDTV...................   54,000      --
  Repayments of credit facility............................  (72,000)     --
  Borrowings under credit facility.........................   35,500      --
  Principal payments on notes payable to affiliates........   (1,730) (41,679)
  Advance from majority shareholder........................      --    20,377
  Contributed capital......................................      --       278
                                                            --------  -------
Net cash provided (used) by financing activities...........   66,634  (21,024)
                                                            --------  -------
Net increase in cash and cash equivalents..................    5,447    5,970
Cash and cash equivalents at beginning of period...........   32,566   30,301
                                                            --------  -------
Cash and cash equivalents at end of period................. $ 38,013  $36,271
                                                            ========  =======
Supplemental cash flow information:
  Cash paid for income taxes............................... $    --   $   642
  Cash paid for interest................................... $ 20,696  $42,679

   The accompanying notes are an integral part of these financial statements.

                                ZIFF-DAVIS INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (dollars in thousands)

                                                                                 Unrealized
                                                                                  gain on
                             Common Stock    Additional  Retained                securities Cumulative      Total
                          ------------------  paid-in    earnings     Deferred   available  translation stockholders'
                            Shares    Amount  capital   (deficit)   compensation  for sale  adjustment     equity
                          ----------- ------ ---------- ----------  ------------ ---------- ----------- -------------
Balance at December 31,
 1998...................  100,000,000 $1,000 $1,571,681 $ (197,238)  $ (22,024)    $  --     $   (821)   $1,352,598
Issuance of common
 stock..................    3,030,303     30     49,970                                                      50,000
Sale of minority
 interest in
 subsidiary.............                          7,176                                                       7,176
Compensation earned on
 stock options..........                                                 1,472                                1,472
Sale of shares under
 employee stock purchase
 plan...................       75,628      1        782                                                         783
Stock options
 exercised..............        7,860    --          81                                                          81
Unrealized gain on
 securities available
 for sale, net..........                                                            3,086                     3,086
Net loss................                                   (37,775)                                         (37,775)
Foreign currency
 translation
 adjustment.............                                                                       (1,827)       (1,827)
                          ----------- ------ ---------- ----------   ---------     ------    --------    ----------
Balance at March 31,
 1999 (unaudited).......  103,113,791 $1,031 $1,629,690 $ (235,013)  $ (20,552)    $3,086    $ (2,648)   $1,375,594
                          =========== ====== ========== ==========   =========     ======    ========    ==========


   The accompanying notes are an integral part of these financial statements

                                ZIFF-DAVIS INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 (numbers rounded to the nearest thousand, except share and per share amounts)

1. The Company and Basis of Presentation

 Basis of presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of Ziff-Davis Inc. at March 31, 1999 and the results of its consolidated operations and cash flows for the three months ended March 31, 1999 and 1998 have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

 Formation of Ziff-Davis Inc.

   Ziff-Davis Inc. was formed through an initial public offering and a reorganization that were completed on May 4, 1998 (see Note 2). Prior to that date, the predecessors of Ziff-Davis Inc. were wholly owned indirect subsidiaries of SOFTBANK Corp. (together with its non-Ziff-Davis Inc. affiliates, "Softbank") or assets owned by MAC Inc., an affiliate of SOFTBANK Corp. ("MAC Assets"). As such, financial statements for periods prior to May 4, 1998 have been prepared on a combined basis while the financial statements for the periods after May 4, 1998 have been prepared on a consolidated basis.

   The results of the MAC Assets which were acquired in two tranches on October 31, 1997 and May 4, 1998, have been included in Ziff-Davis Inc.'s financial statements from the time of their acquisition by MAC Inc. ("MAC") on February 29, 1996. These results have been included in a manner similar to a pooling of interests, as the MAC Assets and predecessor companies of Ziff-Davis Inc. were under common control at the time the MAC Assets were acquired by Ziff-Davis Inc.

   Ziff-Davis Inc. operates in four business segments: (1) publishing, (2) events, (3) Internet and (4) television.

 Publishing

   The publishing segment is engaged in publishing magazines, journals, newsletters, electronic information products, training manuals and market research about the computer industry. The publishing segment's principal operations are in the U.S. and Europe, although it also licenses or syndicates its editorial content to over 50 publications distributed worldwide.

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

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


 Television

   The television segment, which was acquired in February 1999 (see Note 4), is engaged in the production and distribution of television broadcasting for the computer technology and the Internet industries. The television segment's principal operations are in the U.S. although it licenses or syndicates programming worldwide.

 Sale of Common Stock

   On March 4, 1999, Vulcan Ventures Inc., the investment vehicle of Paul G. Allen, purchased 3,030,303 shares of Ziff-Davis Inc. common stock for $50,000,000 in cash.

 Reclassifications

   Certain amounts have been reclassified, where appropriate, to conform to the current financial statement presentation.

2. Reorganization and Initial Public Offering

   On May 4, 1998, SOFTBANK Corp., through its wholly owned subsidiary SOFTBANK Holdings Inc. ("SBH"), completed a reorganization whereby the common stock of the predecessor companies to Ziff-Davis Inc. was contributed to Ziff-Davis Inc. in exchange for 73,619,335 shares of Ziff-Davis Inc.'s common stock. Concurrent with the reorganization, Ziff-Davis Inc. (1) completed an initial public offering of 25,800,000 common shares at an initial public offering price of $15.50 per share, (2) issued $250,000,000 of 8 1/2% subordinated notes due 2008, (3) entered into a $1,350,000,000 credit facility with a group of banks under which $1,250,000,000 was borrowed and (4) converted $908,673,000 of intercompany indebtedness to equity. In addition, Ziff-Davis Inc. received approximately $9,107,000 of fixed assets from Kingston Technology Company ("Kingston"), a related party, in exchange for 580,645 shares of Ziff-Davis Inc.'s common stock and $107,000 in cash. These assets were subsequently leased back to Kingston. Total shares of common stock issued to Softbank were 74,200,000. The transactions described above are hereafter referred to as the "Reorganization".

   Proceeds, net of transaction costs, from the initial public offering and funding transactions in the Reorganization of $1,863,260,000 were used to complete the purchase of the MAC Assets for $370,000,000 and repay intercompany indebtedness.

3. ZDNet Stock

   The stockholders of Ziff-Davis Inc. voted, at a Special Meeting on March 30, 1999, to authorize the issuance of a new series of common stock, to be designated as Ziff-Davis Inc.--ZDNet Common Stock ("ZDNet Stock"), intended to reflect the performance of Ziff-Davis Inc.'s Internet business division ("ZDNet"). When the ZDNet Stock was issued on April 6, 1999, Ziff-Davis Inc.'s existing common stock was re-classified as Ziff-Davis Inc.--ZD Common Stock ("ZD Stock") which is intended to reflect the performance of Ziff-Davis Inc.'s other businesses and a retained interest in ZDNet. The businesses represented by ZD Stock are referred to as "ZD".

   The ZDNet Stock offering was completed on April 6, 1999. Ziff-Davis Inc. issued 11,500,000 shares of ZDNet Stock, at $19 per share, including 1,500,000 shares issued in conjunction with the underwriters exercising their

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)

option to purchase additional shares to cover over-allotments. Net proceeds of approximately $198.4 million were received on April 6, 1999 and were used to repay indebtedness under the revolving credit agreement.

   The following pro forma information has been prepared as if the ZDNet Stock offering had been consummated on January 1, 1999. The pro forma adjustments include a $4,215,000 reduction of interest expense and the tax effect of this adjustment at a statutory rate of 41.0%:

                                                            Three Months Ended
                                                              March 31, 1999
                                                          ----------------------
                                                          (dollars in thousands)
     Revenue, net........................................        $214,110
     Loss from operations................................         (29,376)
     Interest expense, net...............................         (28,157)
     Loss before taxes...................................         (52,796)
     Income tax benefit..................................          17,508
     Net loss............................................         (35,288)

   Pro forma loss per share is not shown since subsequent to the ZDNet offering Ziff-Davis Inc. will report earnings for each class of stock in its related financial statements (i.e. ZD or ZDNet). The pro forma data is not necessarily indicative of actual results had the transaction occurred on January 1, 1999. Further, pro forma results are not meant to represent future financial results.

4. Acquisition of ZDTV

   On February 4, 1999, Ziff-Davis Inc. purchased ZDTV, LLC ("ZDTV") from MAC Holdings (America) Inc., a related party, for a purchase price of approximately $81,400,000. Ziff-Davis Inc. paid approximately $32,800,000 of the purchase price in cash (settled on February 5, 1999) and paid the remainder by applying approximately $48,600,000 in advances owed to it by MAC Holdings (America) Inc. Ziff-Davis Inc. also agreed to be responsible for the funding of ZDTV during the period in 1999 prior to the purchase which will be accounted for as additional purchase price; such funding amounted to approximately $4,200,000.

   On February 5, 1999, Vulcan Programming Inc., an entity owned by Paul G. Allen, purchased a one-third interest in ZDTV for $54,000,000 in cash.

   The following unaudited summary pro forma information assumes that the acquisition of ZDTV and the sale of a one-third interest in ZDTV to Vulcan Programming Inc. had been consummated on January 1, 1999. Adjustments for ZDTV transactions include the operating results of ZDTV, amortization of the purchase price of ZDTV, Vulcan Programming Inc.'s one-third interest in the losses of ZDTV and the tax effects of these items. The pro forma data is not necessarily indicative of actual results had the transaction occurred on January 1, 1999. Further, pro forma results are not meant to represent future financial results.

                                                          Adjustments
                                                 Ziff-        for
                                                 Davis    acquisition
                                                  Inc.      of ZDTV   Pro Forma
                                                --------  ----------- ---------
                                                 (dollars in thousands except
                                                      per share amounts)
     Revenue................................... $214,110    $  316    $214,426
     Loss from operations......................  (29,376)   (2,546)    (31,922)
     Net loss..................................  (37,775)   (1,006)    (38,781)
     Pro forma basic loss per share............                       $  (0.38)

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


5. Investments

   On February 19, 1999 Ziff-Davis Inc. acquired warrants to purchase 2,005,400 shares of Series E preferred stock of BuyDirect.com Inc. ("Series E shares") at a exercise price of $1.65. On March 25, 1999, Ziff-Davis Inc. exercised its warrants and received 1,510,020 Series E shares in a cashless exercise by exchanging 495,380 warrants in lieu of payment of the exercise price. On March 30, 1999, BuyDirect.com Inc. was acquired by Beyond.com. Corporation and these Series E shares were converted to 438,057 shares of Beyond.com Corporation and at March 31, 1999 are reflected in the balance sheet as Available for Sale Securities.

   The warrants were granted in connection with an agreement by BuyDirect.com Inc. to advertise on certain ZDNet sites. As a result, the fair value of the warrants at February 19, 1999 was recorded as deferred revenue and will be recognized as income over the life of the advertising agreement. The fair value of the warrants was determined to be $6,240,000.

6. Income Taxes

   Income taxes are provided based on Ziff-Davis Inc.'s projected annual effective tax rate which differs from the U.S. federal statutory rate of 35% due to certain items which are not deductible for income tax purposes, primarily losses of the MAC Assets prior to their purchase by Ziff-Davis Inc., and non deductible goodwill amortization, and the effect of state and local taxes. The tax benefit recorded for the three months ended March 31, 1999 has been reflected as a reduction of the deferred tax liability as it is anticipated that the benefit will be realizable in future periods.

7. Contingencies

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

   The complaints alleged that defendants violated Sections 11, 12(a) (2) and 15 of the Securities Act of 1933 in connection with the registration statement filed by Ziff-Davis Inc. with the Securities and Exchange Commission relating to the initial public offering of Ziff-Davis Inc.'s stock on April 29, 1998 (the "IPO"). More particularly, the complaints alleged that the registration statement contained false and misleading statements and failed to disclose facts that could have indicated an impending decline in Ziff-Davis Inc.'s revenue. The complaints sought on behalf of a class of purchasers of Ziff-Davis Inc.'s common stock from the date of the IPO through October 8, 1998 unspecified damages, interest, fees and costs, rescission, and injunctive relief such as the imposition of a constructive trust upon the proceeds of the IPO.

   On January 28, 1999, the court entered an order consolidating the actions, appointing lead plaintiff's counsel and requiring the filing of a consolidated amended complaint. The consolidated amended complaint was filed on March 15, 1999 and only alleges claims under Section 11 of the Securities Act of 1933. Ziff-Davis Inc. has until May 20, 1999 to respond to the consolidated amended complaint.

   In addition, two derivative suits have been filed by stockholders against Ziff-Davis Inc. and all of its directors in the Court of Chancery of the State of Delaware for New Castle County. The complaints allege that the directors breached their fiduciary duties to Ziff-Davis Inc. by repricing the stock options awarded to certain

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)

directors and demand the nullification of the repricing and an injunction against exercise by the directors of any repriced option. Plaintiffs filed an amended complaint on February 17, 1999 (which is substantially similar to the original complaints, except that the amended complaint also addresses the granting of "new options" at an allegedly "reduced exercise price") and the actions have been consolidated. Answers to the amended complaint on behalf of both Ziff-Davis Inc. and its directors were filed on April 12, 1999.

 Other legal proceedings

   Ziff-Davis Inc. was named as a defendant in an action, filed on April 17, 1998 in the Supreme Court of the State of New York, by minority stockholders of SOFTBANK Interactive Marketing Inc. ("SIM"), formerly an indirect subsidiary of SOFTBANK Corp. The complaint alleged, among other things, that SBH, SIM's majority stockholder, acting with Ziff-Davis Inc. and two of its senior officers and directors who were directors of SIM (and who were also named as defendants), had conflicts of interest between SIM and other Softbank investments (including investments in Ziff-Davis Inc.) and failed to act in the best interests of SIM and the minority stockholders by taking actions which benefited Ziff-Davis Inc. The complaint stated claims based on common law fraud, breach of fiduciary duty and aiding and abetting theories and seeks in excess of $200,000,000 in damages. Upon motion of Ziff-Davis Inc. and the other defendants, all of the claims against them other than a breach of contract claim which is solely against SBH, were dismissed on February 26, 1999. On April 1, 1999, plaintiffs filed a notice of appeal of the dismissal.

   Although the outcome of these cases cannot be predicted, Ziff-Davis Inc. believes that there are substantial defenses to the claims. Ziff-Davis Inc. currently cannot estimate its ultimate liability, if any, with respect to such pending litigations. Accordingly, no provision for such matters has been included in the financial statements.

8. Segment Information

   Ziff-Davis Inc. operates in four reportable business segments: (1) publishing, (2) events, (3) Internet and (4) television. All material inter-segment revenue has been eliminated. The following table presents information about each of the reported segments:

                                                                 Three months
                                                                ended March 31,
                                                               -----------------
                                                                 1999     1998
                                                               -------- --------
                                                                  (dollars in
                                                                   thousands)
Revenue:
Publishing.................................................... $174,989 $191,245
Events........................................................   18,474   27,121
Internet......................................................   18,561    9,688
Television....................................................    2,086      --
                                                               -------- --------
  Total....................................................... $214,110 $228,054
                                                               ======== ========

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


                                                        Three months ended
                                                             March 31,
                                                      ------------------------
                                                         1999         1998
                                                      ----------  ------------
                                                       (dollars in thousands)
EBITDA:
Publishing........................................... $   26,215   $   27,360
Events...............................................     (7,197)      (7,660)
Internet.............................................      1,946       (4,510)
Television...........................................     (4,739)         --
                                                      ----------   ----------
  Total.............................................. $   16,225   $   15,190
                                                      ==========   ==========
                                                      March 31,   December 31,
                                                         1999         1998
                                                      ----------  ------------
                                                      (dollars in thousands)
Total Assets:
Publishing........................................... $2,030,947   $2,192,099
Events...............................................  1,148,089    1,144,018
Internet.............................................    105,489       97,686
Television...........................................    171,258          --
                                                      ----------   ----------
  Total.............................................. $3,455,783   $3,433,803
                                                      ==========   ==========

   A reconciliation of EBITDA to Loss before income taxes is below:

                                                        Three months ended
                                                             March 31,
                                                      ------------------------
                                                         1999         1998
                                                      ----------  ------------
Total segment EBITDA................................. $   16,225   $   15,190
Depreciation and amortization of property and
 equipment...........................................     (8,543)      (7,029)
Amortization of intangible assets....................    (31,871)     (30,446)
Stock-based compensation.............................     (1,472)         (63)
Minority interest in ZDTV's non-EBITDA losses........      1,022          --
Interest expense, net................................    (32,372)     (45,939)
                                                      ----------   ----------
Loss before income taxes............................. $  (57,011)  $  (68,287)
                                                      ==========   ==========

9. Subsequent Event

   On April 7, 1999, Ziff-Davis Inc. closed on the acquisition of the remaining 30% interest in GameSpot Inc. in exchange for 600,000 newly issued shares of ZDNet stock valued at approximately $11,400,000, based on the initial public offering price. This acquisition will be accounted for under the purchase method of accounting.

                                       ZD
                        (a division of Ziff-Davis Inc.)

                            COMBINED BALANCE SHEETS
                             (dollars in thousands)

                                                         March 31,  December 31,
                                                           1999         1998
                                                        ----------- ------------
                                                        (Unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents............................ $   37,778   $   32,274
  Accounts receivable, net.............................    189,412      208,593
  Inventories..........................................     12,864       15,551
  Prepaid expenses and other current assets............     40,706       34,278
  Due from affiliates..................................        881       53,984
  Deferred taxes.......................................     21,483       21,483
                                                        ----------   ----------
    Total current assets...............................    303,124      366,163
Property and equipment, net............................     99,831       85,571
Retained interest in ZDNet.............................     90,961       89,547
Intangible assets, net.................................  2,888,564    2,844,317
Other assets...........................................     61,163       44,340
                                                        ----------   ----------
    Total assets....................................... $3,443,643   $3,429,938
                                                        ==========   ==========
            LIABILITIES AND DIVISION EQUITY
Current liabilities:
  Accounts payable..................................... $   39,147   $   71,844
  Accrued expenses.....................................     90,351       93,824
  Unearned income, net.................................    190,081      151,003
  Due to affiliates and management.....................      2,664        4,618
  Current portion of notes payable to affiliates.......      6,923        7,692
  Other current liabilities............................     23,501       14,591
                                                        ----------   ----------
    Total current liabilities..........................    352,667      343,572
Notes payable to affiliates............................     69,231       70,192
Notes payable, net of unamortized discount.............  1,432,668    1,469,130
Deferred taxes.........................................    149,709      169,356
Due to management......................................      5,400        5,400
Other liabilities......................................     14,875       18,677
                                                        ----------   ----------
    Total liabilities..................................  2,024,550    2,076,327
                                                        ----------   ----------
Commitments and contingencies (Note 6)
Minority interest......................................     43,499        1,013
Division equity........................................  1,375,594    1,352,598
                                                        ----------   ----------
    Total liabilities and division equity.............. $3,443,643   $3,429,938
                                                        ==========   ==========


   The accompanying notes are an integral part of these financial statements.

                                       ZD
                        (a division of Ziff-Davis Inc.)

                       COMBINED STATEMENTS OF OPERATIONS
     (Unaudited--dollars in thousands, except share and per share amounts)

                                                      Three Months Ended
                                                           March 31,
                                                   --------------------------
                                                       1999          1998
                                                   ------------  ------------
Revenue, net:
  Publishing...................................... $    174,989  $    191,245
  Events..........................................       18,474        27,121
  Television......................................        2,086           --
                                                   ------------  ------------
                                                        195,549       218,366
Cost of production................................       57,193        69,047
Selling, general and administrative expenses......      127,675       131,116
Stock-based compensation..........................          636            63
Depreciation and amortization of property and
 equipment........................................        8,011         6,680
Amortization of intangible assets.................       30,849        29,068
                                                   ------------  ------------
Loss from operations..............................      (28,815)      (17,608)
Interest expense, net.............................      (32,372)      (45,939)
Loss related to retained interest in ZDNet........         (186)       (6,009)
Other non-operating income, net...................        1,264         1,497
Minority interest in losses of subsidiaries.......        3,356           --
                                                   ------------  ------------
Loss before income taxes..........................      (56,753)      (68,059)
Income tax benefit................................      (18,978)      (62,938)
                                                   ------------  ------------
Net loss.......................................... $    (37,775) $     (5,121)
                                                   ============  ============
Proforma net loss per share....................... $      (0.37) $      (0.05)
Proforma weighted average shares outstanding......  101,015,813   100,000,000


    The accompanying notes are an integral part of these financial statements.

                                       ZD
                        (a division of Ziff-Davis Inc.)

                  COMBINED STATEMENTS OF COMPREHENSIVE INCOME
                       (Unaudited--dollars in thousands)

                                                                Three Months
                                                                   Ended
                                                                 March 31,
                                                              -----------------
                                                                1999     1998
                                                              --------  -------
Net loss..................................................... $(37,775) $(5,121)
Other comprehensive income, net of tax
  Foreign currency translation adjustments...................   (1,827)     359
  Appreciation in equity of retained interest in ZDNet.......    3,922      --
                                                              --------  -------
Comprehensive income......................................... $(35,680) $(4,762)
                                                              ========  =======



    The accompanying notes are an integral part of these financial statements.

                                       ZD
                        (a division of Ziff-Davis Inc.)

                        COMBINED STATEMENTS OF CASH FLOW
                       (Unaudited--dollars in thousands)

                                                             Three Months
                                                                 Ended
                                                               March 31,
                                                           ------------------
                                                             1999      1998
                                                           --------  --------
Cash flows from operating activities:
Net loss.................................................. $(37,775) $ (5,121)
Adjustments to reconcile net loss to net cash provided by
 operating activities:
  Depreciation and amortization...........................   38,860    35,748
  Amortization of debt discount...........................      709       --
  Loss from retained interest in ZDNet....................      186     6,009
  Income from equity investments..........................     (465)   (1,385)
  Deferred tax benefit....................................  (19,647)  (62,938)
  Stock-based compensation................................      636       252
  Minority interest.......................................   (3,356)      --
  Changes in operating assets and liabilities:
    Accounts receivable...................................   21,428    15,807
    Inventories...........................................    2,687    (1,376)
    Accounts payable and accrued expenses.................  (34,546)  (19,113)
    Unearned income.......................................   39,057    39,466
    Due to affiliates and management......................    2,679    18,114
    Other, net............................................   (4,597)    8,915
                                                           --------  --------
Net cash provided by operating activities.................    5,856    34,378
                                                           --------  --------
Cash flows from investing activities:
  Capital expenditures....................................  (35,659)   (4,412)
  Capital contributions to ZDNet..........................      --     (1,994)
  Investments and other...................................   (1,250)   (1,117)
  Acquisitions, net of cash acquired......................  (32,800)      --
                                                           --------  --------
Net cash used by investing activities.....................  (69,709)   (7,523)
                                                           --------  --------
Cash flows from financing activities:
  Proceeds from sale of common stock......................   50,864       --
  Proceeds from sale of interest in ZDTV..................   54,000       --
  Repayments of credit facility...........................  (72,000)      --
  Borrowings under credit facility........................   35,500       --
  Payments of notes payable to affiliates.................   (1,730)  (41,679)
  Return of capital from ZDNet............................    2,723
  Advance from majority shareholder.......................      --     20,377
  Contributed capital.....................................      --        278
                                                           --------  --------
Net cash provided (used) by financing activities..........   69,357   (21,024)
                                                           --------  --------
Net increase in cash and cash equivalents.................    5,504     5,831
Cash and cash equivalents at beginning of period..........   32,274    30,273
                                                           --------  --------
Cash and cash equivalents at end of period................ $ 37,778  $ 36,104
                                                           ========  ========
Supplemental cash flow information:
  Cash paid for income taxes.............................. $    --   $    642
  Cash paid for interest.................................. $ 20,696  $ 42,679

   The accompanying notes are an integral part of these financial statements.

                                       ZD
                        (a division of Ziff-Davis Inc.)

               COMBINED STATEMENTS OF CHANGES IN DIVISION EQUITY
                             (dollars in thousands)

                                     Retained                Cumulative    Total
                           Division  earnings     Deferred   translation  division
                           capital   (deficit)  compensation adjustment    equity
                          ---------- ---------  ------------ ----------- ----------
Balance at December 31,
 1998...................  $1,559,336 $(197,238)   $(8,679)     $  (821)  $1,352,598
Issuance of common
 stock..................      50,000                                         50,000
Sale of minority
 interest in
 subsidiary.............       7,176                                          7,176
Compensation earned on
 stock options..........                              636                       636
Sale of shares under
 employee stock purchase
 plan...................         783                                            783
Stock options
 exercised..............          81                                             81
Appreciation in equity
 of retained interest in
 ZDNet..................       3,922                                          3,922
Net loss................               (37,775)                             (37,775)
Foreign currency
 translation
 adjustment.............                                        (1,827)      (1,827)
                          ---------- ---------    -------      -------   ----------
Balance at March 31,
 1999 (unaudited).......  $1,621,298 $(235,013)   $(8,043)     $(2,648)  $1,375,594
                          ========== =========    =======      =======   ==========


   The accompanying notes are an integral part of these financial statements.

                                       ZD
                        (a division of Ziff-Davis Inc.)

                NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS
           (dollars in thousands, except share and per share amounts)

1. Organization and Basis of Presentation

 Basis of presentation

   The accompanying unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the combined financial position of ZD at March 31, 1999 and the results of its combined operations and cash flows for the three months ended March 31, 1999 and 1998 have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

 Formation of Ziff-Davis Inc.

   Ziff-Davis Inc. was formed through an initial public offering and a reorganization that were completed on May 4, 1998 (see Note 2). Prior to that date, the predecessors of Ziff-Davis Inc. were wholly owned indirect subsidiaries of SOFTBANK Corp. (together with its non-Ziff-Davis Inc. affiliates, "Softbank") or assets owned by MAC Inc., an affiliate of SOFTBANK Corp. ("MAC Assets").

   The results of the MAC Assets which were acquired in two tranches on October 31, 1997 and May 4, 1998, have been included in Ziff-Davis Inc.'s financial statements from the time of their acquisition by MAC Inc. ("MAC") on February 29, 1996. These results have been included in a manner similar to a pooling of interests, as the MAC Assets and predecessor companies of Ziff-Davis Inc. were under common control at the time the MAC Assets were acquired by Ziff-Davis Inc.

   ZD is the division of Ziff-Davis Inc. focused on the business of print publishing, tradeshows and conferences, television, market research and education. ZDNet is the Internet business division of Ziff-Davis Inc. ZD holds a retained interest in ZDNet of approximately 83.9% (see Note 3).

ZD operates in three business segments: (1) publishing, (2) events, and (3) television.

 Publishing

   The publishing segment is engaged in publishing magazines, journals, newsletters, electronic information products, training manuals and market research about the computer industry. The publishing segment's principal operations are in the U.S. and Europe, although it also licenses or syndicates its editorial content to over 50 publications distributed worldwide.

 Events

   The events segment is engaged in the organization, production and management of trade shows, conferences and seminars for the computer industry. The events segment's principal operations are in the U.S. and to a lesser extent in Europe and Asia.

                                       ZD
                        (a division of Ziff-Davis Inc.)

         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(Continued) (numbers rounded to the nearest thousand, except share and per share amounts)


 Television

   The television segment, which was acquired in February 1999 (see Note 4), is engaged in the production and distribution of television broadcasting for the computer technology and the Internet industries. The television segment's principal operations are in the U.S although it licenses or syndicates programming worldwide.

 Sale of Common Stock

   On March 4, 1999, Vulcan Ventures Inc., the investment vehicle of Paul G. Allen, purchased 3,030,303 shares of Ziff-Davis Inc. common stock for $50,000,000 in cash.

 Reclassifications

   Certain amounts have been reclassified, where appropriate, to conform to the current financial statement presentation.

2. Reorganization, and Initial Public Offering

   On May 4, 1998, SOFTBANK Corp., through its wholly owned subsidiary SOFTBANK Holdings Inc. ("SBH"), completed a reorganization whereby the common stock of the predecessor companies to Ziff-Davis Inc. was contributed to Ziff-Davis Inc. in exchange for 73,619,335 shares of Ziff-Davis Inc.'s common stock. Concurrent with the reorganization, Ziff-Davis Inc. (1) completed an initial public offering of 25,800,000 common shares at an initial public offering price of $15.50 per share, (2) issued $250,000,000 of 8 1/2% subordinated notes due 2008, (3) entered into a $1,350,000,000 credit facility with a group of banks under which $1,250,000,000 was borrowed and (4) converted $908,673,000 of intercompany indebtedness to equity. In addition, Ziff-Davis Inc. received approximately $9,107,000 of fixed assets from Kingston Technology Company ("Kingston"), a related party, in exchange for 580,645 shares of Ziff-Davis Inc.'s common stock and $107,000 in cash. These assets were subsequently leased back to Kingston. Total shares of common stock issued to Softbank were 74,200,000. The transactions described above are hereafter referred to as the "Reorganization".

   Proceeds, net of transaction costs, from the initial public offering and funding transactions in the Reorganization of $1,863,260,000 were used to complete the purchase of the MAC Assets for $370,000,000 and repay intercompany indebtedness.

3. ZDNet Stock

   The stockholders of Ziff-Davis Inc. voted, at a Special Meeting on March 30, 1999, to authorize the issuance of a new series of common stock, to be designated as Ziff-Davis Inc.--ZDNet Common Stock ("ZDNet Stock"), intended to reflect the performance of Ziff-Davis Inc.'s Internet business division ("ZDNet"). When the ZDNet Stock was issued on April 6, 1999, Ziff-Davis Inc.'s existing common stock was

                                       ZD
                        (a division of Ziff-Davis Inc.)

         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(Continued) (numbers rounded to the nearest thousand, except share and per share amounts)

re-classified as Ziff-Davis Inc.--ZD Common Stock ("ZD Stock") which is intended to reflect the performance of Ziff-Davis Inc.'s other businesses and a retained interest in ZDNet (i.e., Ziff-Davis Inc.'s interest in ZDNet excluding the interest intended to be represented by outstanding shares of ZDNet Stock) (collectively, "ZD").

   Prior to the ZDNet Stock offering, ZD held a 100% retained interest in ZDNet. The ZDNet Stock offering was completed on April 6, 1999. Ziff-Davis Inc. issued 11,500,000 shares at $19 per share, including 1,500,000 shares issued in conjunction with the underwriters exercising their option to purchase additional shares to cover over-allotments. Ziff-Davis Inc. attributed to ZDNet 1,500,000 of the sold shares in a manner analogous to a primary offering, and attributed to ZD 10,000,000 of the sold shares in respect of its retained interest in ZDNet, in a manner analogous to a secondary offering. ZD received net proceeds of approximately $172.5 million and ZDNet received net proceeds of approximately $25.9 million. The ZDNet net proceeds were loaned to ZD as an intercompany loan which will bear interest at the rate at which funding is available to Ziff-Davis Inc. After giving effect to the ZDNet Stock offering, there were 11,500,000 shares of ZDNet Stock outstanding and another 60,000,000 notional shares of ZDNet Stock intended to represent ZD's retained interest in ZDNet, which was approximately 83.9%.

   Prior to the ZDNet Stock offering, Ziff-Davis Inc. provided all funding for ZD and ZDNet. Ziff-Davis Inc. continued with these practices until the ZDNet Stock was issued. Accordingly no interest expense or income to or from ZD has been reflected in the financial statements of ZDNet for any period prior to the date on which the ZDNet Stock was issued.

   The following pro forma information has been prepared as if the ZDNet Stock offering had been consummated on January 1, 1999. The pro forma adjustments include a $3,666,000 reduction of interest expense and the tax effect of this adjustment a statutory tax rate of 41.0%. The pro forma data is not necessarily indicative of actual results had the transaction occurred on January 1, 1999. Further, pro forma results are not meant to represent future financial results.

                                                          Three Months Ended
                                                            March 31, 1999
                                                        ----------------------
                                                        (dollars in thousands)
     Revenue, net......................................      $    195,549
     Loss from operations..............................           (28,815)
     Interest expense, net.............................           (28,706)
     Loss before taxes.................................           (53,087)
     Income tax benefit................................            17,475
     Net loss..........................................           (35,612)
     Pro forma basic loss per share....................      $      (0.35)
     Pro forma weighted average common shares
     outstanding.......................................       101,015,813

4. Acquisition of ZDTV

   On February 4, 1999, ZD purchased ZDTV, LLC ("ZDTV") from MAC Holdings (America) Inc., a related party, for a purchase price of approximately $81,400,000. ZD paid approximately $32,800,000 of the purchase price in cash (settled on February 5, 1999) and paid the remainder by applying approximately $48,600,000 in advances owed to it by MAC Holdings (America) Inc. ZD also agreed to be responsible for the funding of ZDTV during the period in 1999 prior to the purchase which will be accounted for as additional purchase price; such funding amounted to approximately $4,200,000.

   On February 5, 1999 Vulcan Programming Inc., an entity owned by Paul G. Allen, purchased a one-third interest in ZDTV for $54,000,000 in cash.

                                       ZD
                        (a division of Ziff-Davis Inc.)

         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(Continued) (numbers rounded to the nearest thousand, except share and per share amounts)


   The following unaudited summary pro forma information assumes that the acquisition of ZDTV and the sale of a one-third interest in ZDTV to Vulcan Programming had been consummated on January 1, 1999. Adjustments for ZDTV transactions include the operating results of ZDTV, amortization of the purchase price of ZDTV, Vulcan Programming's one-third interest in the losses of ZDTV and the tax effects of these items. The pro forma data is not necessarily indicative of actual results had the transaction occurred on January 1, 1999. Further, pro forma results are not meant to represent future financial results.

                                                          Adjustments
                                                              for
                                                          acquisition
                                                   ZD       of ZDTV   Pro Forma
                                                --------  ----------- ---------
                                                 (dollars in thousands except
                                                      per share amounts)
   Revenue..................................... $195,549    $  316    $195,865
   Loss from operations........................  (28,815)   (2,546)    (31,361)
   Net loss....................................  (37,775)   (1,006)    (38,781)
   Pro forma basic loss per share..............                       $  (0.38)

5. Income Taxes

   Income taxes are provided based on ZD's projected annual effective tax rate which differs from the U.S. federal statutory rate of 35% due to certain items which are not deductible for income tax purposes, primarily losses of the MAC Assets prior to their purchase by ZD and non deductible goodwill amortization, and the effect of state and local taxes. The tax benefit recorded for the three months ended March 31, 1999 has been reflected as a reduction of the deferred tax liability as it is anticipated that the benefit will be realizable in future periods.

6. Contingencies

   ZD and Ziff-Davis Inc. are subject to various claims and legal proceedings arising in the normal course of business.

 Class action and derivative litigations

   Following a decline in the price per share of Ziff-Davis Inc.'s common stock in October 1998, eight securities class action suits were filed against Ziff-Davis Inc. and certain of its directors and officers in the United States District Court for the Southern District of New York.

   The complaints alleged that defendants violated Sections 11, 12(a) (2) and 15 of the Securities Act of 1933 in connection with the registration statement filed by Ziff-Davis Inc. with the Securities and Exchange Commission relating to the initial public offering of Ziff-Davis Inc.'s stock on April 29, 1998 (the "IPO"). More particularly, the complaints alleged that the registration statement contained false and misleading statements and failed to disclose facts that could have indicated an impending decline in Ziff-Davis Inc.'s revenue. The complaints sought on behalf of a class of purchasers of Ziff-Davis Inc.'s common stock from the date of the IPO through October 8, 1998 unspecified damages, interest, fees and costs, rescission, and injunctive relief such as the imposition of a constructive trust upon the proceeds of the IPO.

   On January 28, 1999, the court entered an order consolidating the actions, appointing lead plaintiff's counsel and requiring the filing of a consolidated amended complaint. The consolidated amended complaint was filed on March 15, 1999 and only alleges claims under Section 11 of the Securities Act of 1933. Ziff-Davis Inc. has until May 20, 1999 to respond to the consolidated amended complaint.

                                       ZD
                        (a division of Ziff-Davis Inc.)

         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(Continued) (numbers rounded to the nearest thousand, except share and per share amounts)


   In addition, two derivative suits have been filed by stockholders against Ziff-Davis Inc. and all of its directors in the Court of Chancery of the State of Delaware for New Castle County. The complaints allege that the directors breached their fiduciary duties to Ziff-Davis Inc. by repricing the stock options awarded to certain directors and demand the nullification of the repricing and an injunction against exercise by the directors of any repriced option. Plaintiffs filed an amended complaint on February 17, 1999 (which is substantially similar to the original complaints, except that the amended complaint also addresses the granting of "new options" at an allegedly "reduced exercise price") and the actions have been consolidated. Answers to the amended complaint on behalf of both Ziff-Davis Inc. and its directors were filed on April 12, 1999.

 Other legal proceedings

   Ziff-Davis Inc. was named as a defendant in an action, filed on April 17, 1998 in the Supreme Court of the State of New York, by minority stockholders of SOFTBANK Interactive Marketing Inc. ("SIM"), formerly an indirect subsidiary of SOFTBANK Corp. The complaint alleged, among other things, that SBH, SIM's majority stockholder, acting with Ziff-Davis Inc. and two of its senior officers and directors who were directors of SIM (and who were also named as defendants), had conflicts of interest between SIM and other Softbank investments (including investments in Ziff-Davis Inc.) and failed to act in the best interests of SIM and the minority stockholders by taking actions which benefited Ziff-Davis Inc. The complaint stated claims based on common law fraud, breach of fiduciary duty and aiding and abetting theories and seeks in excess of $200,000,000 in damages. Upon motion of Ziff-Davis Inc. and the other defendants, all of the claims against them other than a breach of contract claim which is solely against SBH, were dismissed on February 26, 1999. On April 1, 1999, plaintiffs filed a notice of appeal of the dismissal.

   Although the outcome of these cases cannot be predicted, Ziff-Davis Inc. believes that there are substantial defenses to the claims. Ziff-Davis Inc. currently cannot estimate its ultimate liability, if any, with respect to such pending litigations. Accordingly, no provision for such matters has been included in the financial statements.

                                       ZD
                        (a division of Ziff-Davis Inc.)

         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(Continued) (numbers rounded to the nearest thousand, except share and per share amounts)


7. Segment Information

   ZD operates in three reportable business segments: (1) publishing, (2) events and (3) television. All material inter-segment revenue has been eliminated. The following table presents information about each of the reported segments:

                                                        Three months ending
                                                             March 31,
                                                      ------------------------
                                                         1999         1998
                                                      ----------  ------------
                                                       (dollars in thousands)
Revenue:
Publishing........................................... $  174,989   $  191,245
Events...............................................     18,474       27,121
Television...........................................      2,086          --
                                                      ----------   ----------
  Total.............................................. $  195,549   $  218,366
                                                      ==========   ==========
                                                        Three months ending
                                                             March 31,
                                                      ------------------------
                                                         1999         1998
                                                      ----------  ------------
                                                      (dollars in thousands)
EBITDA:
Publishing........................................... $   28,161   $   22,850
Events...............................................     (7,197)      (7,660)
Television...........................................     (4,739)         --
                                                      ----------   ----------
  Total.............................................. $   16,225   $   15,190
                                                      ==========   ==========
                                                      March 31,   December 31,
                                                         1999         1998
                                                      ----------  ------------
                                                       (dollars in thousands)
Total Assets:
Publishing........................................... $2,124,296   $2,285,920
Events...............................................  1,148,089    1,144,018
Television...........................................    171,258          --
                                                      ----------   ----------
  Total.............................................. $3,443,643   $3,429,938
                                                      ==========   ==========

   A reconciliation of EBITDA to Loss before income taxes is below:
                                                        Three months ended
                                                             March 31,
                                                      ------------------------
                                                         1999         1998
                                                      ----------  ------------
Total segment EBITDA................................. $   16,225   $   15,190
Depreciation and amortization of property and
 equipment...........................................     (8,011)      (6,680)
Amortization of intangible assets....................    (30,849)     (29,068)
Stock-based compensation.............................       (636)         (63)
Retained interest in ZDNet's non-EBITDA losses.......     (2,132)      (1,499)
Minority interest in ZDTV's non-EBITDA losses........      1,022          --
Interest expense, net................................    (32,372)     (45,939)
                                                      ----------   ----------
Loss before income taxes............................. $  (56,753)  $  (68,059)
                                                      ==========   ==========

                                     ZDNET
                        (a division of Ziff-Davis Inc.)

                            COMBINED BALANCE SHEETS
                             (dollars in thousands)

                                                         March 31,  December 31,
                                                           1999         1998
                                                        ----------- ------------
                                                        (Unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents............................  $    235     $   292
  Accounts receivable, net ............................    17,312      18,732
  Deferred taxes.......................................       779         779
  Other current assets.................................       650         265
                                                         --------     -------
    Total current assets...............................    18,976      20,068
Securities available for sale..........................    11,470         --
Property and equipment, net............................     5,958       5,618
Investment, at cost....................................     5,000       5,000
Deferred taxes.........................................     2,388       4,274
Intangible assets, net.................................    61,697      62,726
                                                         --------     -------
    Total assets.......................................  $105,489     $97,686
                                                         ========     =======
            LIABILITIES AND DIVISION EQUITY
Current liabilities:
  Accounts payable.....................................  $  2,471     $ 2,553
  Accrued expenses.....................................     3,394       3,495
  Unearned income......................................     7,767       1,078
                                                         --------     -------
    Total current liabilities..........................    13,632       7,126
Non-current liabilities................................       896       1,013
                                                         --------     -------
    Total liabilities..................................    14,528       8,139
                                                         --------     -------
Commitments and contingencies (Note 6)
Division equity........................................    90,961      89,547
                                                         --------     -------
    Total liabilities and division equity..............  $105,489     $97,686
                                                         ========     =======





     The accompanying notes are an integral part of the combined financial statements.

                                     ZDNET
                        (a division of Ziff-Davis Inc.)

                 COMBINED STATEMENTS OF OPERATIONS--(Continued)
     (Unaudited--dollars in thousands, except share and per share amounts)

                                                        Three Months Ended
                                                             March 31,
                                                      ------------------------
                                                         1999         1998
                                                      -----------  -----------
Revenue, net......................................... $    18,561  $     9,688
Cost of operations:
  Production and content.............................       7,760        6,492
  Selling, general and administrative expenses.......       8,972        7,831
  Stock-based compensation...........................         836          --
  Depreciation and amortization of property and
   equipment.........................................         532          349
  Amortization of intangible assets..................       1,022        1,378
                                                      -----------  -----------
Loss from operations.................................        (561)      (6,362)
Minority interest....................................        (117)        (125)
                                                      -----------  -----------
Loss before income taxes.............................        (444)      (6,237)
Income tax benefit...................................        (258)        (228)
                                                      -----------  -----------
Net loss............................................. $      (186) $    (6,009)
                                                      ===========  ===========
Proforma net loss per share.......................... $     (0.00) $     (0.08)
Proforma weighted average shares outstanding.........  71,500,000   71,500,000


       The accompanying notes are an integral part of the combined financial statements.

                                     ZDNet
                        (a division of Ziff-Davis Inc.)

                  COMBINED STATEMENTS OF COMPREHENSIVE INCOME
                       (Unaudited--dollars in thousands)

                                                            Three months Ended
                                                                March 31,
                                                            -------------------
                                                              1999      1998
                                                            --------- ---------
   Net loss................................................ $   (186) $  (6,009)
   Other comprehensive income, net of tax:
     Foreign currency translation adjustments..............      401        (14)
     Unrealized gain on securities available for sale......    3,086        --
                                                            --------  ---------
   Comprehensive income.................................... $  3,301  $  (6,023)
                                                            ========  =========



       The accompanying notes are an integral part of the combined financial statements.

                                     ZDNET
                        (a division of Ziff-Davis Inc.)

                       COMBINED STATEMENTS OF CASH FLOWS
                       (Unaudited--dollars in thousands)

                                                         Three Months Ended
                                                              March 31,
                                                         --------------------
                                                           1999       1998
                                                         ---------  ---------
Cash flows from operating activities:
Net loss................................................ $    (186) $  (6,009)
Adjustments to reconcile net loss to net cash provided
 by (used) in operating activities:
  Depreciation and amortization of property and
   equipment............................................       532        349
  Amortization of intangible assets.....................     1,022      1,378
  Minority interest.....................................      (117)      (125)
  Deferred tax benefit..................................      (258)      (228)
  Stock-based compensation..............................       836         --
  Changes in operating assets and liabilities:
    Accounts receivable.................................     1,420        921
    Other current assets................................      (388)         1
    Accounts payable and accrued expenses...............      (183)     2,278
    Unearned income.....................................       449        330
    Other, net..........................................       411        (47)
                                                         ---------  ---------
Net cash provided by (used) in operating activities.....     3,538     (1,152)
                                                         ---------  ---------
Cash flows from investing activities:
  Capital expenditures..................................      (872)      (703)
                                                         ---------  ---------
Net cash used in investing activities...................      (872)      (703)
                                                         ---------  ---------
Cash flows from financing activities:
  Capital contributions from ZD.........................        --      1,994
  Return of capital to ZD...............................    (2,723)        --
                                                         ---------  ---------
Net cash (used) in provided by financing activities.....    (2,723)     1,994
                                                         ---------  ---------
Net (decrease) increase in cash and cash equivalents....       (57)       139
Cash and cash equivalents at beginning of period........       292         28
                                                         ---------  ---------
Cash and cash equivalents at end of period.............. $     235  $     167
                                                         =========  =========


     The accompanying notes are an integral part of the combined financial statements.

                                     ZDNET
                        (a division of Ziff-Davis Inc.)

               COMBINED STATEMENTS OF CHANGES IN DIVISION EQUITY
                             (dollars in thousands)

                                                             Unrealized gain   Cumulative   Total
                         Division    Deferred   Accumulated   on securities    translation division
                         capital   compensation   deficit   available for sale adjustment   equity
                         --------  ------------ ----------- ------------------ ----------- --------
Balance at December 31,
 1998................... $148,975    $(13,345)   $(46,047)        $  --           $(36)    $89,547
Return of capital to
 parent.................   (2,723)                                                          (2,723)
Stock-based
 compensation...........                  836                                                  836
Unrealized gain on
 securities available
 for sale, net..........                                           3,086                     3,086
Net loss................                             (186)                                    (186)
Foreign exchange
 translation
 adjustment.............                                                           401         401
                         --------    --------    --------         ------          ----     -------
Balance at March 31,
 1999 (unaudited)....... $146,252    $(12,509)   $(46,233)        $3,086          $365     $90,961
                         ========    ========    ========         ======          ====     =======



     The accompanying notes are an integral part of the combined financial statements.

                                     ZDNET
                        (a division of Ziff-Davis Inc.)

                NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS
 (numbers rounded to the nearest thousand, except share and per share amounts)

1. Organization and Basis of Presentation

 Basis of presentation

   The accompanying unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the combined financial position of ZDNet at March 31, 1999 and the results of its combined operations and cash flows for the three months ended March 31, 1999 and 1998 have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

 Formation of Ziff-Davis Inc.

   Ziff-Davis Inc. was formed through an initial public offering and reorganization that were completed on May 4, 1998 (see Note 2). Prior to that date, the predecessors of Ziff-Davis Inc. were wholly owned indirect subsidiaries of SOFTBANK Corp. (together with its non-Ziff-Davis Inc. affiliates, "Softbank") or assets owned by MAC Inc., an affiliate of Softbank ("MAC Assets").

   ZDNet is the Internet business division of Ziff-Davis Inc. ZD is the division of Ziff-Davis Inc. focused on the business of print publishing, trade shows and conferences, television, market research and education. ZD holds a retained interest in ZDNet of approximately 83.9% (see Note 3).

 Acquisition of GameSpot, Inc.

   In January 1997, SOFTBANK Holdings Inc., ("SBH") an affiliate of Ziff-Davis Inc. acquired 70% of GameSpot, Inc. ("GameSpot", formerly SpotMedia Communications, Inc.) for approximately $3,000,000. Funds for this acquisition were provided by Ziff-Davis Inc. to SBH. As part of the initial public offering and reorganization that was completed on May 4, 1998 (described below), the 70% interest in GameSpot was contributed to ZDNet. Because GameSpot and Ziff-Davis Inc. were under common control at the time of the transaction, the GameSpot acquisition has been accounted for in a manner similar to a pooling of interests and GameSpot's results have been included in ZDNet's results since the time of common ownership (January 1997).

 Reclassifications

   Certain amounts have been reclassified, where appropriate, to conform to the current financial statement presentation.

2. Reorganization and initial public offering

   On May 4, 1998, SOFTBANK Corp., through its wholly owned subsidiary, SOFTBANK Holdings Inc. completed a reorganization whereby the common stock of predecessor companies to Ziff-Davis Inc. contributed to Ziff-Davis Inc. in exchange for 73,619,355 shares of Ziff-Davis Inc.'s common stock. Concurrent with the reorganization, Ziff-Davis Inc. (1) completed an initial public offering of 25,800,000 common shares at an initial public offering purchase price of $15.50 per share, (2) issued $250,000,000 of 8 1/2% subordinated notes due 2008, (3) entered into a $1,350,000,000 credit facility with a group of banks under which $1,250,000,000 was borrowed and (4) converted $908,673,000 of intercompany indebtedness to equity. In addition, Ziff-Davis Inc. received approximately $9,107,000 of fixed assets from Kingston Technology Company ("Kingston"), a related party, in exchange for 580,645 shares of Ziff-Davis Inc.'s common stock and $107,000 in cash. These

                                     ZDNET
                        (a division of Ziff-Davis Inc.)

         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(Continued) (numbers rounded to the nearest thousand, except share and per share amounts)

assets have been subsequently leased back to Kingston. Total shares of common stock issued to Softbank were 74,200,000. The transactions described above are herein referred to as the "Reorganization".

   Proceeds, net of transaction costs, from the initial public offering and funding transactions in the Reorganization of $1,863,260,000 were used to complete the purchase of certain assets from MAC for $370,000,000, and repay intercompany indebtedness. The ZDNet business was a portion of the MAC Assets acquired at that time.

3. ZDNet Stock

   The stockholders of Ziff-Davis Inc. voted, at a Special Meeting held on March 30, 1999, to authorize the issuance of a new series of common stock, to be designated as Ziff-Davis Inc.--ZDNet Common Stock ("ZDNet Stock"), intended to reflect the performance of Ziff-Davis Inc.'s Internet business division ("ZDNet"). When the ZDNet Stock was issued on April 6, 1999, Ziff-Davis Inc.'s existing common stock was re-classified as Ziff-Davis Inc.--ZD Common Stock ("ZD Stock") which is intended to reflect the performance of Ziff-Davis Inc.'s other businesses and a retained interest in ZDNet (i.e., Ziff-Davis Inc.'s retained interest in ZDNet excluding the interest intended to be represented by outstanding shares of ZDNet Stock)(collectively, "ZD").

   Prior to the ZDNet Stock offering, ZD held a 100% retained interest in ZDNet. The ZDNet Stock offering was completed on April 6, 1999. Ziff-Davis Inc. issued 11,500,000 shares at $19 per share including 1,500,000 shares issued in conjunction with the underwriters exercising their option to purchase additional shares to cover over-allotments. Ziff-Davis Inc. attributed to ZDNet 1,500,000 of the sold shares in a manner analogous to a primary offering and received net proceeds of approximately $25.9 million. The full amount of the net proceeds was loaned to ZD as an intercompany loan which will bear interest at the rate at which funding is available to Ziff-Davis Inc. After giving effect to the ZDNet Stock offering, there were 11,500,000 shares of ZDNet Stock outstanding and another 60,000,000 notional shares of ZDNet Stock intended to represent ZD's retained interest in ZDNet, which was approximately 83.9%.

   Prior to the ZDNet Stock offering, Ziff-Davis Inc. provided all funding for ZD and ZDNet. Ziff-Davis Inc. continued these practices until the ZDNet Stock was issued. Accordingly, no interest expense or income to or from ZD has been reflected in the financial statements of ZDNet for any period prior to the date on which the ZDNet stock was issued.

   The following summary pro forma information has been prepared as if the ZDNet Stock offering had been consummated on January 1, 1999. The pro forma adjustments include the recognition of $550,000 of interest income from ZD and the tax effect of this adjustment at a statutory tax rate of 41.0%. The pro forma data is not necessarily indicative of actual results had the transaction occurred on January 1, 1999. Further pro forma results are not meant to represent future financial results.

                                                          Three Months Ended
                                                            March 31, 1999
                                                        ----------------------
                                                        (dollars in thousands)
     Revenue, net......................................      $    18,561
     Loss from operations..............................             (561)
     Interest income...................................              550
     Income before taxes...............................              106
     Provision income tax benefit......................              (33)
     Net income........................................              138
     Proforma income per share.........................      $      0.00
     Proforma weighted average number of shares
      outstanding......................................       71,500,000

                                     ZDNET
                        (a division of Ziff-Davis Inc.)

         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(Continued) (numbers rounded to the nearest thousand, except share and per share amounts)


4. Investments

   On February 19, 1999 ZDNet acquired warrants to purchase 2,005,400 shares of Series E preferred stock of BuyDirect.com Inc. ("Series E shares") at a exercise price $1.65. On March 25, 1999, ZDNet exercised its warrants and received 1,510,020 Series E shares in a cashless exercise by exchanging 495,380 warrants in lieu of payment of the exercise price. On March 30, 1999, BuyDirect.com Inc. was acquired by Beyond.com Corporation and these Series E shares were converted to 438,057 shares of Beyond.com Corporation and at March 31, 1999 are reflected in the balance sheet as Available for Sale Securities.

   The warrants were granted in connection with an agreement by BuyDirect.com Inc. to advertise on certain ZDNet sites. As a result, the fair value of the warrants on February 19, 1999 was recorded as deferred revenue and will be recognized as income over the life of the advertising agreement. The fair value of the warrants was determined to be $6,240,000.

5. Income Taxes

   Income taxes are provided based on ZDNet's projected annual effective tax rate which differs from the U.S. federal statutory rate of 35% due to certain items which are not deductible for income tax purposes, primarily non deductible goodwill amortization, and the effect of state and local taxes. In addition, tax benefits attributable to losses in foreign jurisdictions and certain U.S. losses are subject to the establishment of a valuation allowance inasmuch as such loss carryforwards are not expected to be utilized in the future. The tax benefit recorded for the three months ended March 31, 1999 has been reflected as a non-current deferred tax assets as it is anticipated that such benefit will reverse in future periods when ZDNet generates taxable income.

6. Contingencies

   ZDNet and Ziff-Davis Inc. are subject to various legal proceedings arising in the normal course of business.

 Class action and derivative litigations

   Following a decline in the price per share of Ziff-Davis Inc.'s common stock in October 1998, eight securities class action suits were filed against Ziff-Davis Inc. and certain of its directors and officers in the United States District Court for the Southern District of New York.

   The complaints alleged that defendants violated Sections 11, 12(a) (2) and 15 of the Securities Act of 1933 in connection with the registration statement filed by Ziff-Davis Inc. with the Securities and Exchange Commission relating to the initial public offering of the Ziff-Davis Inc.'s common stock on April 29, 1998 (the "IPO"). More particularly, the complaints alleged that the registration statement contained false and misleading statements and failed to disclose facts that could have indicated an impending decline in Ziff-Davis Inc.'s revenue. The complaints sought on behalf of a class of purchasers of Ziff-Davis Inc.'s common stock from the date of the IPO through October 8, 1998 unspecified damages, interest, fees and costs, recission and injunctive relief such as the imposition of a constructive trust upon the proceeds of the IPO.

   On January 28, 1999, the court entered an order consolidating the actions, appointing lead plaintiff's counsel and requiring the filing of a consolidated amended complaint. The consolidated amended complaint was filed on March 15, 1999 and only alleges claims under Section 11 of the Securities Act of 1933. Ziff-Davis Inc. has until May 20, 1999 to respond to the consolidated amended complaint.

                                     ZDNET
                        (a division of Ziff-Davis Inc.)

         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(Continued) (numbers rounded to the nearest thousand, except share and per share amounts)


   In addition, two derivative suits have been filed by stockholders against Ziff-Davis Inc. and all of its directors in the Court of Chancery of the State of Delaware for New Castle County. The complaints allege that the directors breached their fiduciary duties to Ziff-Davis Inc. by repricing the stock options awarded to certain directors and demand the nullification of the repricing and an injunction against exercise by the directors of any repriced option. Plaintiffs filed an amended complaint on February 17, 1999 (which is substantially similar to the original complaints, except that the amended complaint also addresses the granting of "new options" at an allegedly "reduced exercise price") and the actions have been consolidated. Answers to the amended complaint on behalf of both Ziff-Davis Inc. and its directors were filed on April 12, 1999.

 Other legal proceedings

   Ziff-Davis Inc. was named as a defendant in an action, filed on April 17, 1998 in the Supreme Court of the State of New York, by minority stockholders of SOFTBANK Interactive Marketing Inc. ("SIM"), formerly an indirect subsidiary of SOFTBANK Corp. The complaint alleged, among other things, that SBH, SIM's majority stockholder, acting with Ziff-Davis Inc. and two of its senior officers and directors who were directors of SIM (and who were also named as defendants), had conflicts of interest between SIM and other Softbank investments (including investments in Ziff-Davis Inc.) and failed to act in the best interests of SIM and the minority stockholders by taking actions which benefited Ziff-Davis Inc. The complaint stated claims based on common law fraud, breach of fiduciary duty and aiding and abetting theories and seeks in excess of $200,000,000 in damages. Upon motion of Ziff-Davis Inc. and the other defendants, all of the claims against them other than a breach of contract claim which is solely against SBH, were dismissed on February 26, 1999. On April 1, 1999, plaintiffs filed a notice of appeal of the dismissal.

   Although the outcome of these cases cannot be predicted, Ziff-Davis Inc. believes that there are substantial defenses to the claims. Ziff-Davis Inc. currently cannot estimate its ultimate liability, if any, with respect to such pending litigations. Accordingly, no provision for such matters has been included in the financial statements.

7. Subsequent Events

   On April 7, 1999, ZDNet closed on the acquisition of the remaining 30% interest in GameSpot Inc. in exchange for 600,000 newly issued shares of ZDNet Stock valued at approximately $11,400,000, based on the initial public offering price. This acquisition will be accounted for under the purchase method of accounting.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                ZIFF-DAVIS INC.

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

Overview

   Ziff-Davis Inc. was formed through an initial public offering and a reorganization that were completed on May 4, 1998. Prior to that date, the predecessors of Ziff-Davis Inc. were wholly owned indirect subsidiaries of SOFTBANK Corp. (together with its non-Ziff-Davis Inc. affiliates, "Softbank") or assets owned by MAC Inc., an affiliate of SOFTBANK Corp. ("MAC Assets"). As such, financial statements for periods prior to May 4, 1998 have been prepared on a combined basis while the financial statements for the periods after May 4, 1998 have been prepared on a consolidated basis.

   Ziff-Davis Inc.'s revenue and profitability are influenced by a number of external factors, including the volume of new technology product introductions, the amount and allocation of marketing expenditures by clients, the extent to which sellers elect to advertise using print and online media or participate in industry events, and competition among computer technology marketers. Accordingly, Ziff-Davis Inc. may experience fluctuations in revenue from period to period.

   Historically, Ziff-Davis Inc.'s business has been seasonal, earning a significant portion of its revenue in the second and fourth quarters. In addition, the shift in timing of a tradeshow or conference may result in material differences in comparison to prior periods.

ZDNet Stock

   The stockholders of Ziff-Davis Inc. voted, at a Special Meeting held on March 30, 1999, to authorize the issuance of a new series of common stock, to be designated as Ziff-Davis Inc. --ZDNet Common Stock ("ZDNet Stock"), intended to reflect the performance of Ziff-Davis Inc.'s Internet business division, ZDNet. When the ZDNet Stock was issued on April 6, 1999, Ziff-Davis Inc.'s existing common stock was re-classified as Ziff-Davis Inc.--ZD Common Stock ("ZD Stock") which is intended to reflect the performance of Ziff-Davis Inc.'s other businesses and a retained interest in ZDNet. The businesses represented by ZD Stock are referred to as "ZD".

   The ZDNet Stock offering was completed on April 6, 1999. Ziff-Davis Inc. issued 11,500,000 shares of ZDNet Stock, including 1,500,000 shares issued in conjunction with the underwriters exercising their option to purchase additional shares to cover over-allotments. Net proceeds of approximately $198.4 million were received on April 6, 1999.

Acquisitions and Sale of Common Stock

 ZDTV

   On February 4, 1999, Ziff-Davis Inc. purchased ZDTV, LLC from MAC Holdings (America) Inc., a related party, at a purchase price of approximately $81,400,000. Ziff-Davis Inc. paid approximately $32,800,000 of the purchase price in cash (settled on February 5, 1999) and paid the remainder by applying approximately $48,600,000 in advances owed to it by MAC Holdings (America) Inc. Ziff-Davis Inc. also agreed to be responsible for the funding of ZDTV during the period in 1999 prior to the purchase which will be accounted for as additional purchase price. Such funding amounted to approximately $4,200,000.

   On February 5, 1999, Vulcan Programming Inc., an entity owned by Paul G. Allen, purchased a one-third interest in ZDTV for $54 million in cash.

   As a result of the acquisition, Ziff-Davis Inc. recorded an increase in intangible assets of $76.1 million which will be amortized over 10 years. ZDTV's cash requirements are currently expected to be approximately $50 million for 1999. The $54 million invested in ZDTV by Vulcan Programming Inc. will be used to fund ZDTV and thereafter cash requirements will be funded by the members or by third parties.

  Sale of Common Stock

   On March 4, 1999, Vulcan Ventures Inc., the investment vehicle of Paul G. Allen, purchased 3,030,303 shares of Ziff-Davis Inc. common stock for $50 million in cash.

 GameSpot

   On April 7, 1999, Ziff-Davis Inc. closed on the acquisition of the remaining 30% interest in GameSpot Inc. in exchange for 600,000 newly issued shares of ZDNet Stock valued at approximately $11,400,000, based on the initial public offering price. This acquisition will be accounted for under the purchase method of accounting.

Presentation of Financial Information

   Ziff-Davis Inc. is comprised of certain operations which were acquired at various times and completed a reorganization in May 1998. See Notes 1 and 2 to the Consolidated Financial Statements included in Ziff-Davis Inc.'s Annual Report on Form 10-K (File No. 001-14055).

Results of Operations

Comparison of the three months ended March 31, 1999 and 1998

 Revenue

   Revenue for the first quarter of 1999 was $214.1 million compared to $228.1 million for the first quarter of 1998, a decrease of $14.0 million or 6.1%, primarily the result of the absence of revenue from publications discontinued in October 1998 and the shift of two events which occurred in the first quarter of 1998 to the second quarter of 1999. Revenue by segment is summarized in the following table:

                                                                 Three months
                                                                ended March 31,
                                                               -----------------
                                                                 1999     1998
                                                               -------- --------
                                                                  (dollars in
                                                                  thousands)
Revenue:
Publishing.................................................... $174,989 $191,245
Events........................................................   18,474   27,121
Internet......................................................   18,561    9,688
Television....................................................    2,086      --
                                                               -------- --------
  Total....................................................... $214,110 $228,054
                                                               ======== ========

   Revenue from the publishing segment decreased by $16.3 million or 8.5 %, from $191.2 million in the first quarter of 1998 to $175.0 million in the first quarter of 1999. Excluding the effect of the three magazines that were closed in October 1998 as part of a restructuring, publishing segment revenue decreased by $6.9 million or 3.8%. Revenue from consumer publications increased 42% but was more than offset by a revenue decline from business publications. Margin pressure on computer equipment manufacturers, industry and product delays, and a focus on Year 2000 transition are contributing to reduced demand for advertising in Ziff-Davis Inc.'s business magazines.

   Revenue from the events segment decreased by $8.6 million or 31.9% from $27.1 million in the first quarter of 1998 to $18.5 million in the first quarter of 1999. The primary reason for the decrease was the shift of two events from first quarter of 1998 to the second quarter of 1999, partially offset by the shifting of an event from the second quarter in 1998 to the first quarter in 1999. Excluding the shifting of events, revenue increased by $1.7 million or 14.0%, primarily the result of the successful launch of IT for Wall Street during the first quarter of 1999.

   Revenue from the Internet segment increased by $8.9 million or 91.6% for the first quarter of 1999 from $9.7 million to $18.6 million in the first quarter of 1999. Revenue from advertising accounted for 91.0% of total revenue for 1999 compared to 78.7% for the same period in 1998. The increase in revenue was attributed to an increase in volume as both the numbers of advertisers and the average monthly revenue per advertiser increased. Subscription-based fees and services continue to decline and were $1.7 million for the three months ended March 31, 1999 compared to $2.1 million for the same period in 1998.

   Revenue from the television segment was $2.1 million for 1999. The television segment was acquired on February 4, 1999 when Ziff-Davis Inc. purchased ZDTV from MAC Holdings (America) Inc. for an aggregate purchase price of $81.4 million. (See Note 4 in the Ziff-Davis Inc. Unaudited Consolidated Financial Statements.)

 Cost of production

   The cost of production decreased by $10.4 million or 14.9% from $70.3 million in the first quarter of 1998 to $59.9 million in the first quarter of 1999. The decline was consistent with the decreases in revenue attributed to the discontinuation of three magazines in October 1998 and the shift of the timing of certain events. These cost reductions were partially offset by production costs incurred from the addition of the IT for Wall Street event and the acquisition of ZDTV.

 Selling, general and administrative expenses

   Selling, general and administrative expenses were $141.7 million for the first quarter of 1999 compared to $144.2 million in the first quarter of 1998, representing a decrease of $2.5 million or 1.7%. The decrease was primarily a result of cost cutting initiatives identified in the restructuring action taken during the fourth quarter of 1998 partially offset by an increase related to the acquisition of ZDTV.

 Stock-based compensation

   Stock based compensation is a non-cash charge which is recorded over the vesting period of certain stock option and restricted stock grants. Stock-based compensation increased by $1.4 million from $0.1 million in the first quarter of 1998 to $1.5 million for the first quarter of 1999. The increase was a result of the issuance of certain options of ZDNet stock and the conversion of SOFTBANK Corp. stock options to Ziff-Davis Inc. stock options in December 1998, both of which resulted in compensation.

 Depreciation and amortization

   Total depreciation and amortization expense was $40.4 million for the first quarter of 1999 compared to $37.5 million for the first quarter of 1998, an increase of $2.9 million or 7.7%. The primary reason for the increase was depreciation and amortization of assets associated with the acquisition of ZDTV.

 Interest expense, net

   Net interest expense declined by $13.6 million or 29.5% to $32.4 million for the first quarter of 1999 from $45.9 million for the first quarter of 1998. This was primarily due to a significant reduction in Ziff-Davis Inc.'s outstanding debt through the reorganization and initial public offering in May 1998.

 Other non-operating income, net

   Other non-operating income primarily reflects Ziff-Davis Inc.'s equity share of earnings and losses from joint ventures and fees earned from management of events not produced by Ziff-Davis. Income of $1.3 million for the quarter ended March 31, 1999 was $0.2 million less than the income for the same period in 1998 of $1.5 million.

 Minority interest in losses of subsidiaries

   Losses attributable to minority stockholders of Ziff-Davis Inc.'s subsidiaries increased $3.4 million from $0.1 million to $3.5 million. This increase is primarily due to the sale of a one-third interest in ZDTV in February 1999, creating a minority interest in the losses of ZDTV.

 Income taxes

   The consolidated tax benefit for the first quarter of 1999 was $19.2 million compared to $63.2 million in the first quarter of 1998. The difference is due to a significantly lower projected annual effective tax rate for 1999 as compared to 1998. Income taxes are provided based on Ziff-Davis Inc.'s projected annual effective tax rate which differs from the U.S. federal statutory rate of 35% due to certain items which are not deductible for income tax purposes, primarily losses of the MAC Assets prior to their purchase by Ziff-Davis Inc. and non deductible goodwill amortization, and the effect of state and local taxes. The deferred tax benefit for the three months ended March 31, 1999 has been reflected as a reduction of the long-term deferred tax liability.

 Net loss

   As a result of the factors discussed above, the net loss increased from $5.1 million for the three months ended March 31, 1998 to $37.8 million for the three months ended March 31, 1999.

 EBITDA

   EBITDA is defined as income before provision for income taxes, interest expense, depreciation and other non-cash charges. These non-cash charges include amortization of intangible assets and stock-based compensation expense. EBITDA as reported for Ziff-Davis Inc. includes its 67% interest in the EBITDA of ZDTV.

   EBITDA for the first quarter of 1999 was $16.2 million compared to $15.2 million for the first quarter of 1998, an increase of $1.0 million or 6.8%. While EBITDA in the publishing and events segments was relatively flat, the increase in EBITDA reflects significant improvement at ZDNet, partially offset by the inclusion of ZDTV losses.

Liquidity and Capital Resources

   At March 31, 1999, Ziff-Davis Inc.'s total outstanding debt was $1,509.7 million, excluding unamortized discount, and consisted of $76.2 million due to Softbank, $250 million in notes and $1,183.5 million under the credit facility.

   Cash and cash equivalents were $38.0 million at March 31, 1999 compared to $32.6 million at December 31, 1998. The increase was due to the factors discussed below.

   Cash provided by operations was $9.4 million for the three months ended March 31, 1999 compared to $33.2 million for the first quarter of 1998. This change was primarily due to a lower decline in working capital in the quarter compared to the 1998 period. First quarter working capital activity generally reflects collections on the seasonally high fourth quarter of the proceeding year.

   Cash used by investing activities was $70.6 million for the first quarter of 1999 compared to $6.2 million in the first quarter of 1998. The increase reflects higher capital spending of $31.7 million primarily due to one-time spending on relocation of the New York operations. The remainder of the increase primarily relates to the acquisition of ZDTV for $32.8 million, net of cash acquired.

   Cash provided by financing activities was $66.6 million for the three months ended March 31, 1999 compared to a use of $21.0 million for the three months ended March 31, 1998. During the first quarter of 1999, Ziff-Davis Inc. received proceeds of $54.0 million from Vulcan Programming Inc. for the sale of a one-third interest in ZDTV and sold approximately 3 million shares of common stock to Vulcan Ventures Inc. for $50.0 million. Ziff-Davis Inc. also repaid approximately $38.2 million of indebtedness during the first quarter of 1999. Financing activities in 1998 primarily represent funding excess cash to Softbank to repay intercompany obligations prior to Ziff-Davis Inc.'s initial public offering.

   Upon completion of the offering of the ZDNet Stock, Ziff-Davis Inc. received net proceeds of approximately $198.4 million on April 6, 1999. These proceeds were used to repay indebtedness under Ziff-Davis Inc.'s revolving credit agreement.

   Ziff-Davis Inc. believes, based on its current level of operations and anticipated growth, that its ability to generate cash, together with cash on hand and available lines of credit, will be sufficient to make required payments of principal and interest on its indebtedness and to fund anticipated capital expenditures and working capital requirements. However, actual capital expenditures may change, particularly as a result of any acquisitions Ziff-Davis Inc. may pursue. The ability of Ziff-Davis Inc. to meet its debt service obligations and reduce its total debt will depend on its future performance.

 Restructuring

   In October 1998, Ziff-Davis Inc. announced a restructuring program with the intent of significantly reducing its cost base. As a result, a charge of $52.2 million was recorded in the fourth quarter of 1998. The charge included asset impairment costs ($37.9 million), employee termination costs ($8.6 million) and costs to exit activities ($5.7 million). At March 31, 1999, $3.8 million related to this restructuring remains in Accrued Expenses. These costs primarily represent severance payments and payments for leases of vacant office space.

Year 2000 Readiness Disclosure

   During 1997, Ziff-Davis Inc. began a review of its computer systems and software to identify systems and software which might malfunction due to misidentification of the Year 2000. Ziff-Davis Inc. is using both internal and external resources to identify, test, correct and reprogram systems and software for Year 2000 readiness.

   At December 31, 1998, Ziff-Davis Inc. was in the research and validation phase of its Year 2000 project for information technology, or IT, systems and non-IT systems. This phase consists of research and validation of all infrastructure, hardware and software, including platform, wide-area network and local-area network components. Research for non-IT systems includes identifying systems that include embedded technology, such as micro-controllers, which are not yet Year 2000 compliant.

   Ziff-Davis Inc. has identified critical systems and applications that will either be validated for compliance through formal documentation, through vendors or through testing. During the first quarter of 1999, Ziff-Davis Inc. entered the testing phase of its infrastructure, hardware, software and databases and plans to complete such phase by September 1, 1999. Contingency plans will be developed for any systems or platforms that are known to be non-compliant as of September 1, 1999.

   Some of Ziff-Davis Inc. computer systems and databases, including its subscription fulfillment and payroll systems, are managed by third parties under contractual arrangements. Ziff-Davis Inc. is not currently aware of any Year 2000 compliance problems related to those third parties. Ziff-Davis Inc. has requested those third parties with which Ziff-Davis Inc. has material relationships in the first quarter of 1999 to advise it as to whether such third parties anticipate difficulties in addressing Year 2000 compliance problems, and if so, the nature of such difficulties. Such inquiries are substantially complete and no material matters have been identified.

   In addition, Ziff-Davis Inc. will develop contingency plans during the second half of 1999 in order to compensate for any disruption or downtime that could result from a Year 2000 compliance problem. Ziff-Davis plans to replace IT and non-IT systems that it determines are not Year 2000 compliant prior to October 1, 1999 in order to minimize any risk of a Year 2000 compliance problem.

   Ziff-Davis Inc. has incurred remediation costs associated with its Year 2000 readiness efforts. These remediation costs have been incurred in connection with replacement of systems and hardware, modification of software and consulting costs related to Year 2000 solution providers. The costs to address Year 2000 issues which have been included in the general and administrative expenses of Ziff-Davis Inc. have not been tracked separately and are therefore not determinable. However, management believes these expenses have been substitutive rather than incremental to the recurring level of general and administrative expenses. Total capitalized costs incurred in the replacement of systems in connection with Ziff-Davis Inc.'s Year 2000 readiness efforts as of December 31, 1997 and 1998 were $1,692,000 and $3,837,000, respectively. Ziff-Davis Inc. estimates that it will incur an additional $3,815,000 during 1999 related to its Year 2000 readiness efforts.

   Ziff-Davis Inc. expects to complete testing and replacement of critical systems by the beginning of the fourth quarter of 1999. Ziff-Davis Inc.'s estimate of its most reasonably likely "worst case scenario" would be the failure of its internal applications and systems that process and store certain information and data. Ziff-Davis Inc. would resolve the failure of such applications and systems one by one, and management of Ziff-Davis Inc. does not believe that the impact on its critical systems would be material. However, if Ziff-Davis Inc. or any of its subscribers, advertisers, licensors, vendors or other third parties on whom it relies experiences a Year 2000 compliance problem, this could have a material adverse effect on Ziff-Davis Inc.'s profit and liquidity.

Forward-Looking Statements

   Certain statements contained in this Form 10-Q and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements, which are subject to various risks and uncertainties. Actual results could differ materially from those discussed herein. Important factors that could cause or contribute to such differences include those discussed under the caption "Risk Factors" in the Prospectus dated March 30, 1999 contained in the Ziff-Davis Inc.'s Registration Statement on Form S-1 (File No. 333-69447).

                                       ZD
                        (A Division of Ziff-Davis Inc.)

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

Overview

   Ziff-Davis Inc. was formed through an initial public offering and a reorganization that were completed on May 4, 1998. Prior to that date, the predecessors of Ziff-Davis Inc.were wholly owned indirect subsidiaries of SOFTBANK Corp. (together with its non-Ziff-Davis Inc. affiliates, "Softbank") or assets owned by MAC Inc., an affiliate of SOFTBANK Corp. ("MAC Assets").

   ZD is the division of Ziff-Davis Inc. which focuses on the businesses of print publishing, trade shows and conferences, market research, education and television, and holds a retained interest in ZDNet, Ziff-Davis Inc.'s Internet business.

   ZD's revenue and profitability are influenced by a number of external factors, including the volume of new technology product introductions, the amount and allocation of marketing expenditures by clients, the extent to which sellers elect to advertise using print and online media or participate in industry events, and competition among computer technology marketers. Accordingly, ZD may experience fluctuations in revenue from period to period.

   Historically, ZD's business has been seasonal, earning a significant portion of its revenue in the second and fourth quarters. In addition, the shift in timing of a tradeshow or conference may result in material differences in comparison to prior periods.

ZDNet Stock

   The stockholders of Ziff-Davis Inc. voted, at a Special Meeting held on March 30, 1999, to authorize the issuance of a new series of common stock, to be designated as Ziff-Davis Inc.--ZDNet Common Stock ("ZDNet Stock"), intended to reflect the performance of Ziff-Davis Inc.'s Internet business division, ZDNet. When the ZDNet Stock was issued on April 6, 1999, Ziff-Davis Inc.'s existing common stock was reclassified as Ziff-Davis Inc.--ZD Common Stock ("ZD Stock") which is intended to reflect the performance of Ziff-Davis Inc.'s other businesses and a retained interest in ZDNet. The businesses represented by ZD Stock are referred to as "ZD".

   Prior to the ZDNet Stock offering, ZD held a 100% retained interest in ZDNet. The ZDNet Stock offering was completed on April 6, 1999. Ziff-Davis Inc. issued 11,500,000 shares of ZDNet stock, including 1,500,000 shares issued in conjunction with the underwriters exercising their option to purchase additional shares to cover over-allotments. Ziff-Davis Inc. attributed to ZDNet 1,500,000 of the sold shares in a manner analogous to a primary offering and attributed to ZD 10,000,000 of the sold shares in respect of its retained interest in ZDNet, in a manner analogous to a secondary offering. ZD received net proceeds of approximately $172.5 million and ZDNet received net proceeds of approximately $25.9 million. The ZDNet net proceeds were loaned to ZD as an intercompany loan which will bear interest at the rate at which funding is available to Ziff-Davis Inc. After giving effect to the ZDNet Stock offering, there were 11,500,000 shares of ZDNet Stock outstanding and another 60,000,000 notional shares of ZDNet Stock intended to represent ZD's retained interest in ZDNet, which was approximately 83.9%.

Acquisitions and Sale of Common Stock

 ZDTV

   On February 4, 1999, ZD purchased ZDTV, LLC from MAC Holdings (America) Inc., a related party, at a purchase price of approximately $81,400,000. ZD paid approximately $32,800,000 of the purchase price in cash (settled on February 5, 1999) and paid the remainder by applying approximately $48,600,000 in advances owed to it by MAC Holdings (America) Inc. ZD also agreed to be responsible for the funding of ZDTV during the period in 1999 prior to the purchase which will be accounted for as additional purchase price. Such funding amounted to approximately $4,200,000.

   On February 5, 1999, Vulcan Programming Inc., an entity owned by Paul G. Allen, purchased a one-third interest in ZDTV for $54 million in cash.

   As result of the acquisition, ZD recorded an increase in intangible assets of $76.1 million which will be amortized over 10 years. ZDTV's cash requirements are currently expected to be approximately $50 million for 1999. The $54 million invested in ZDTV by Vulcan Programming Inc. will be used to fund ZDTV and thereafter cash requirements will be funded by the members or by third parties.

 Sale of Common Stock

   On March 4, 1999, Vulcan Ventures Inc., the investment vehicle of Paul G. Allen, purchased 3,030,303 shares of ZD common stock for $50 million in cash.

Presentation of Financial Information

   ZD is comprised of certain operations which were acquired at various times and completed a reorganization in May 1998. See Notes 1 and 2 to ZD's Combined Financial Statements included in Ziff-Davis Inc.'s Annual Report on Form 10-K (File No. 001-14055).

Results of Operations

Comparison of the three months ended March 31, 1999 and 1998 (unaudited)

 Revenue

   Revenue for the first quarter of 1999 was $195.5 million compared to $218.4 million for the first quarter of 1998, a decrease of $22.9 million or 10.5%, primarily the result of the absence of revenue from publications discontinued in October 1998 and the shift of two events which occurred in the first quarter of 1998 to the second quarter of 1999. Revenue by segment is summarized in the following table:

                                                                 Three months
                                                               ending March 31,
                                                               -----------------
                                                                 1999     1998
                                                               -------- --------
                                                                  (dollars in
                                                                  thousands)
Revenue:
Publishing.................................................... $174,989 $191,245
Events........................................................   18,474   27,121
Television....................................................    2,086      --
                                                               -------- --------
  Total....................................................... $195,549 $218,366
                                                               ======== ========

   Revenue from the publishing segment decreased by $16.3 million or 8.5 %, from $191.2 million in the first quarter of 1998 to $175.0 million in the first quarter of 1999. Excluding the effect of the three magazines that were closed in October 1998 as part of a restructuring, publishing segment revenue decreased by $6.9 million or 3.8%. Revenue from consumer publications increased 42% but was more than offset by a revenue decline from business publications. Margin pressure on computer equipment manufacturers, industry and product delays, and a focus on Year 2000 transition are contributing to reduced demand for advertising in ZD's business magazines.

   Revenue from the events segment decreased by $8.6 million or 31.9% from $27.1 million in the first quarter of 1998 to $18.5 million in the first quarter of 1999. The primary reason for the decrease was the shift of two events from first quarter of 1998 to the second quarter of 1999, partially offset by the shifting of an event from the second quarter in 1998 to the first quarter in 1999. Excluding the shifting of events revenue increased by $1.7 million or 14.0%, primarily the result of the successful launch of IT for Wall Street, during the first quarter of 1999.

   Revenue from the television segment was $2.1 million for 1999. The television segment was acquired on February 4, 1999 when ZD purchased ZDTV from MAC Holdings (America) Inc. for an aggregate purchase price of $81.4 million. (See Note 4 in the ZD Unaudited Consolidated Financial Statements.)

 Cost of production

   The cost of production decreased by $11.8 million or 17.1% from $69.0 million in the first quarter of 1998 to $57.2 million in the first quarter of 1999. The decline was consistent with the decreases in revenue attributed to the discontinuation of three magazines in December 1998 and the shift of timing of certain events. These cost reductions were partially offset by production costs incurred from the addition of the IT for Wall Street event and the acquisition of ZDTV.

 Selling, general and administrative expenses

   Selling, general and administrative expenses were $127.7 million for the first quarter of 1999 compared to $131.1 million in the first quarter of 1998, representing a decrease of $3.4 million or 2.6%. The decrease was primarily a result of cost cutting initiatives identified in the restructuring action taken during the fourth quarter of 1998, partly offset by an increase related to the acquisition of ZDTV.

 Stock-based compensation

   Stock based compensation is a non-cash charge which is recorded over the vesting period of certain stock option and restricted stock grants. Stock-based compensation increased by $0.5 million from $0.1 million in the first quarter of 1998 to $0.6 million for the first quarter of 1999. The increase was a result of the issuance of certain options of ZDNet stock and the conversion of SOFTBANK Corp. stock options to ZD stock options in December 1998, both of which resulted in compensation.

 Depreciation and amortization

   Total depreciation and amortization expense was $38.9 million for the first quarter of 1999 compared to $35.7 million for the first quarter of 1998, an increase of $3.2 million or 9.0%. The primary reason for the increase was depreciation and amortization of assets associated with the acquisition of ZDTV (as discussed above).

 Interest expense, net

   Net interest expense declined by $13.6 million or 29.5% to $32.4 million for the first quarter of 1999 from $45.9 million for the first quarter of 1998. This was primarily due to a significant reduction in ZD's outstanding debt through the reorganization and initial public offering in May 1998.

 Loss related to retained interest in ZDNet

   The loss related to the retained interest in ZDNet decreased by $5.8 million from $6.0 million in the first quarter of 1998 to $0.2 million in the first quarter of 1999. The decrease is due primarily to significant increase in the performance of the ZDNet business. See "ZDNet--Management's Discussion and Analysis of Financial Condition and Results of Operations". Ziff-Davis Inc. completed an initial public offering of the ZDNet stock on April 6, 1999. As a result of the ZDNet Stock offering, ZD's retained interest in ZDNet decreased from 100% to approximately 83.9%.

 Other non-operating income, net

   Other non-operating income primarily reflects ZD's equity share of earnings and losses from joint ventures and fees earned from management of events not produced by ZD. Income of $1.3 million for the quarter ended March 31, 1999 was $0.2 million less than the income for the same period in 1998 of $1.5 million.

 Minority interest in losses of subsidiaries

   Losses attributable to minority stockholders of ZD's subsidiaries increased $3.5 million from a zero balance in 1998. This increase is due to the sale of a one-third interest in ZDTV in February 1999, creating a minority interest in the losses of ZDTV.

 Income taxes

   The tax benefit for the first quarter of 1999 was $19.0 million compared to $62.9 million in the first quarter of 1998. The difference is due to a significantly lower projected annual effective tax rate for 1999 as compared to 1998. Income taxes are provided based on ZD's projected annual effective tax rate which differs from the U.S. federal statutory rate of 35% due to certain items which are not deductible for income tax purposes, primarily losses of the MAC Assets prior to their purchase by ZD and non deductible goodwill amortization, and the effect of state and local taxes. The deferred tax benefit for the three months ended March 31, 1999 has been reflected as a reduction of the long-term deferred tax liability.

 Net loss

   As a result of the factors discussed above, the net loss increased from $5.1 million for the three months ended March 31, 1998 to $37.8 million for the three months ended March 31, 1999.

 EBITDA

   EBITDA is defined as income before provision for income taxes, interest expense, depreciation and other non-cash charges. These non-cash charges include amortization of intangible assets and stock-based compensation expense. EBITDA as reported for ZD includes its 67% interest in the EBITDA of ZDTV and its 100% retained interest in the EBITDA of ZDNet. After the ZDNet Stock offering, EBITDA will reflect the EBITDA of ZDNet at ZD's retained interest percentage (83.9% immediately following the offering).

   EBITDA for the first quarter of 1999 was $16.2 million compared to $15.2 million for the first quarter of 1998, an increase of $0.8 million or 5%. While EBITDA in the publishing and events segments was relatively flat, the increase in EBITDA reflects significant improvement at ZDNet partially offset by the inclusion of ZDTV losses.

Liquidity and Capital Resources

   At March 31, 1999, ZD's total outstanding debt was $1,509.7 million, excluding unamortized discount, and consisted of $76.2 million due to Softbank, $250 million in notes and $1,183.5 million under the credit facility.

   Cash and cash equivalents were $37.8 million at March 31, 1999 compared to $32.3 million at December 31, 1998. The increase was due to the factors discussed below:

   Cash provided by operations was $5.9 million for the three months ended March 31, 1999 compared to $34.4 million for the first quarter of 1998. This change was primarily due to a lower decline in working capital in the quarter compared to the 1998 period. First quarter working capital activity generally reflects collections on the seasonally high fourth quarter of the preceding year.

   Cash used by investing activities was $69.7 million for the first quarter of 1999 compared to $7.5 million in the first quarter of 1998. The increase reflects higher capital spending of $35.6 million primarily due to one time spending on relocation of the New York operations. The remainder of the increase primarily relates to the acquisition of ZDTV for $32.8 million, net of cash acquired.

   Cash provided by financing activities was $69.4 million for the three months ended March 31, 1999 compared to a use of $21.0 million for the three months ended March 31, 1998. During the first quarter of 1999, ZD received proceeds of $54.0 million from Vulcan Programming Inc. for the sale of a one-third interest in ZDTV and sold approximately 3 million shares of common stock to Vulcan Ventures Inc. for $50.0 million. ZD also repaid approximately $38.2 million of indebtedness during the first quarter of 1999. Financing activities in 1998 primarily represent funding excess cash to Softbank to repay intercompany obligations prior to ZD's initial public offering. ZD also received a return of capital of approximately $2.7 million from ZDNet. This was due to the better performance by the ZDNet business.

   Upon completion of the offering of the ZDNet Stock, ZD received net proceeds of approximately $172.5 million plus an additional $25.9 million advance from ZDNet, on April 6, 1999. These proceeds were used to repay indebtedness under ZD's revolving credit agreement. The advance from ZDNet is interest bearing at the rate at which funding is available to Ziff-Davis Inc.

   ZD believes, based on its current level of operations and anticipated growth, that ZD's ability to generate cash, together with cash on hand and available lines of credit, will be sufficient to make required payments of principal and interest on ZD's indebtedness and to fund anticipated capital expenditures and working capital requirements. However, actual capital expenditures may change, particularly as a result of any acquisitions ZD may pursue. The ability of ZD to meet its debt service obligations and reduce its total debt will depend on the future performance of ZD.

 Restructuring

   In October 1998, ZD announced a restructuring program with the intent of significantly reducing its cost base. As a result, a charge of $52.2 million was recorded in the fourth quarter of 1998. The charge included asset impairment costs ($37.9 million), employee termination costs ($8.6 million) and costs to exit activities ($5.7 million). At March 31, 1999, $3.8 million related to this restructuring remains in Accrued Expenses. These costs primarily represent severance payments and payments for leases of vacant office space.

Year 2000 Readiness Disclosure

   During 1997, Ziff-Davis Inc., including the businesses comprising ZD, began a review of its computer systems and software to identify systems and software which might malfunction due to misidentification of the Year 2000. Ziff-Davis Inc. is using both internal and external resources to identify, test, correct and reprogram systems and software for Year 2000 readiness.

   At December 31, 1998, Ziff-Davis Inc. was in the research and validation phase of its Year 2000 project for information technology, or IT, systems and non-IT systems. This phase consists of research and validation of all infrastructure, hardware and software, including platform, wide-area network and local-area network components. Research for non-IT systems includes identifying systems that include embedded technology, such as micro-controllers, which are not yet Year 2000 compliant.

   Ziff-Davis Inc. has identified critical systems and applications that will either be validated for compliance through formal documentation, through vendors or through testing. During the first quarter of 1999, Ziff-Davis Inc. entered the testing phase of its infrastructure, hardware, software and databases and plans to complete such phase by September 1, 1999. Contingency plans will be developed for any systems or platforms that are known to be non-compliant as of September 1, 1999.

   Some of Ziff-Davis Inc. computer systems and databases, including its subscription fulfillment and payroll systems, are managed by third parties under contractual arrangements. Ziff-Davis Inc. is not currently aware of any Year 2000 compliance problems related to those third parties. Ziff-Davis Inc. has requested those third parties with which Ziff-Davis Inc. has material relationships in the first quarter of 1999 to advise it as to whether such third parties anticipate difficulties in addressing Year 2000 compliance problems, and if so, the nature of such difficulties. Such inquiries are substantially complete and no material matters have been identified.

   In addition, Ziff-Davis Inc. will develop contingency plans during the second half of 1999 in order to compensate for any disruption or downtime that could result from a Year 2000 compliance problem. Ziff-Davis plans to replace IT and non-IT systems that it determines are not Year 2000 compliant prior to October 1, 1999 in order to minimize any risk of a Year 2000 compliance problem.

   Ziff-Davis Inc. has incurred remediation costs associated with its Year 2000 readiness efforts. These remediation costs have been incurred in connection with replacement of systems and hardware, modification of software and consulting costs related to Year 2000 solution providers. The costs to address Year 2000 issues which have been included in the general and administrative expenses of Ziff-Davis Inc. have not been tracked separately and are therefore not determinable. However, management believes these expenses have been substitutive rather than incremental to the recurring level of general and administrative expenses. Total capitalized costs incurred in the replacement of systems in connection with Ziff-Davis Inc.'s Year 2000 readiness efforts as of December 31, 1997 and 1998 were $1,692,000 and $3,837,000, respectively. Ziff-Davis Inc. estimates that it will incur an additional $3,815,000 during 1999 related to its Year 2000 readiness efforts.

   Ziff-Davis Inc. expects to complete testing and replacement of critical systems by the beginning of the fourth quarter of 1999. Ziff-Davis Inc.'s estimate of its most reasonably likely "worst case scenario" would be the failure of its internal applications and systems that process and store certain information and data. Ziff-Davis Inc. would resolve the failure of such applications and systems one by one, and management of Ziff-Davis Inc. does not believe that the impact on its critical systems would be material. However, if Ziff-Davis Inc. or any of its subscribers, advertisers, licensors, vendors or other third parties on whom it relies experiences a Year 2000 compliance problem, this could have a material adverse effect on Ziff-Davis Inc.'s profit and liquidity.

Forward-Looking Statements

   Certain statements contained in this Form 10-Q and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements, which are subject to various risks and uncertainties. Actual results could differ materially from those discussed herein. Important factors that could cause or contribute to such differences include those under the caption "Risk Factors" in the Prospectus dated March 30, 1999 contained in Ziff-Davis Inc.'s Registration Statement on Form S-1 (File No. 33-69447).

                                     ZDNet
                        (A Division of Ziff-Davis Inc.)

        Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

Overview

   ZDNet's objective is to be the leading online content site focused on technology products and services for users and the preferred online platform for advertisers and merchants. ZDNet's Web sites are designed to capitalize on the market opportunities created by the increasing importance of technology, the emergence of the Internet as a mass medium and the appealing demographics of technology-oriented Web users. ZDNet focuses on content, community and commerce, enabling users to research topics of interest, interact with other users, download software and evaluate and purchase a wide range of products and services at a single destination. Ziff-Davis Inc. was among the first content providers to focus its efforts on the Internet, launching its zdnet.com service in the fall of 1994.

ZDNet Stock

   The stockholders of Ziff-Davis Inc. voted, at a Special Meeting on March 30, 1999, to authorize the issuance of a new series of common stock, to be designated as Ziff-Davis Inc.--ZDNet Common Stock ("ZDNet Stock"), intended to reflect the performance of Ziff-Davis Inc.'s online business division, ZDNet. When the ZDNet Stock was issued on April 6, 1999, Ziff-Davis Inc.'s existing common stock was reclassified as Ziff-Davis Inc.--ZD Common Stock ("ZD Stock") which is intended to reflect the performance of Ziff-Davis Inc.'s other businesses and a retained interest in ZDNet.

   Prior to the ZDNet Stock offering, ZD held a 100% Retained Interest in ZDNet. The ZDNet Stock offering was completed on April 6, 1999. Ziff-Davis Inc. issued 11,500,000 shares of ZDNet Stock, including 1,500,000 shares issued in conjunction with the underwriters' exercising their option to purchase additional shares to cover over-allotments. Ziff-Davis Inc. attributed to ZDNet 1,500,000 of the sold shares in a manner analogous to a primary offering and attributed to ZD 10,000,000 of the sold shares in respect of its retained interest in ZDNet, in a manner analogous to a secondary offering. ZD received net proceeds of approximately $172.5 million and ZDNet received net proceeds of approximately $25.9 million. The ZDNet net proceeds were loaned to ZD as an intercompany loan which will bear interest at the rate at which funding is currently available to Ziff-Davis Inc. After giving effect to the ZDNet Stock offering, there were 11,500,000 shares of ZDNet Stock outstanding and another 60,000,000 notional shares of ZDNet Stock intended to be represented by ZD's retained interest in ZDNet, which was approximately 83.9%.

   Prior to the ZDNet Stock offering, Ziff-Davis Inc. provided all funding for ZD and ZDNet, which was accounted for as division equity contributions or a return of capital. Ziff-Davis Inc. continued with these practices until the ZDNet Stock was issued. Accordingly no interest expense or income to or from ZD has been reflected in the financial statements of ZDNet for any period prior to the date on which the ZDNet Stock was issued.

 Acquisition of Gamespot

   On April 7, 1999, ZDNet closed on the acquisition of the remaining 30% interest in GameSpot Inc. in exchange for 600,000 newly issued shares of ZDNet stock valued at approximately $11,400,000, based on the initial public offering price. This acquisition will be accounted for under the purchase method of accounting. In connection with the acquisition of the remaining 30% of GameSpot Inc., goodwill amortization will increase by approximately $1.0 million in 1999.

Presentation of Financial Information

   ZDNet is comprised of certain operations which were acquired at various times and completed a reorganization in May 1998. See Note 1 to ZDNet's combined financial statements included in Ziff-Davis Inc.'s report on Form 8-K, dated April 2, 1999 (File No. 001-14055).

Results of Operations

Comparison of the three months ended March 31, 1999 and 1998

 Revenue

   Revenue for the first quarter of 1999 increased by $8.9 million or 91.6% from $9.7 million in 1998 to $18.6 million in 1999. Revenue from advertising accounted for 91.0% of total revenue for 1999 compared to 78.7% for the same period in 1998.

   Revenue from advertising increased 121.5% to $16.9 million for the three months ended March 31, 1999 from $7.6 million for the three months ended March 31, 1998. The increase in advertising revenue was attributed to an increase in volume as both the number of advertisers and the average monthly revenue per advertiser increased. Subscription-based fees and services continue to decline and were $1.7 million for the three months ended March 31, 1999 compared to $2.1 million for the same period in 1998. These results reflect the continuing shift from a subscription based business model to an advertising based model.

 Cost of operations

   Production and content. Production and content expenses were $7.8 million or 41.8% of revenue for the quarter ended March 31, 1999 compared to $6.5 million or 67.0% of revenue in 1998. The absolute dollar increase was due to an increase in ZD's revenue-based royalty charge to ZDNet, as well as an increase in production costs to support higher user traffic. The cost of production and content decreased as a percentage of sales due to economies of scale and revenue growth significantly exceeding the growth of the cost base. Royalty payments to ZD were $0.9 million and $0.5 million in the 1999 and 1998 periods, respectively.

   Selling, general and administrative expenses. Selling, general and administrative expenses were $9.0 million or 48.3% of revenue for 1999 compared to $7.8 million or 80.9% of revenue in 1998. The absolute dollar increase was due to additional personnel and advertising costs required to support and strengthen the growth of ZDNet. Sales and marketing costs were $6.7 million or 35.2% of revenue in 1999 compared to $5.2 million or 53.7% in 1998. The increase is due to the hiring of sales staff and other expenses incurred to increase traffic to the ZDNet Web sites. Included in the selling, general and administrative costs was an allocation from Ziff-Davis Inc. relating to certain selling, general and administrative services and shared services provided on a centralized basis which for the respective periods amounted to $1.3 million in 1999 and $0.9 million in 1998.

   Administrative and overhead costs were $2.3 million or 12.1% of revenue for 1999 compared to $2.6 million or 27.2% of revenue for 1998. Included in the administrative and overhead costs is an allocation of the cost of certain Ziff-Davis Inc. services provided on a centralized basis amounting to $0.2 million in each of 1999 and 1998.

   Stock-based compensation. As a result of the grant of certain stock options in December of 1998, ZDNet incurred a deferred compensation charge of $13.3 million. This non-cash charge will be recognized ratably over the vesting period of the underlying options. The charge on a quarterly basis is $0.8 million. This charge did not exist in 1998 because the options were granted in December 1998 and vesting begins in December 1999.

   Depreciation. Depreciation expense was $0.5 million for the three months ended March 31, 1999 compared to $0.3 million for the three months ended March 31, 1998. The increase related primarily to increased capital expenditures made by ZDNet for equipment necessary to expand its network and infrastructure in order to support its continued growth.

   Amortization of intangible assets. Amortization was $1.0 million for the three months ended March 31, 1999 compared to $1.4 million for the three months ended March 31, 1998. The decrease in amortization is a result of certain intangible assets becoming fully amortized as of March 1, 1998. ZDNet's amortization expense will increase in future quarters due to the acquisition of the remaining interest in GameSpot Inc. which was completed in April 1999.

   Minority interest. The minority interest of $0.1 million in each of 1999 and 1998 represents the losses attributed to the holders of the minority interest in GameSpot Inc. The remaining minority interest was acquired in April 1999.

   Income taxes. ZDNet recorded an income tax benefit of $0.3 million in 1999 and $0.2 million in 1998. The effective tax rate for ZDNet is approximately 58.1% for 1999. Income taxes are provided based on ZDNet's projected annual effective tax rate which differs from the U.S. federal statutory rate of 35% due to certain items which are not deductible for income tax purposes, primarily non deductible goodwill amortization, and the effect of state and local taxes.

   Net loss. As a result of the items described above, ZDNet's net loss improved from $6.0 million in 1998 to $0.2 million in 1999.

 EBITDA

   EBITDA is defined as income before provision for income taxes, interest expense, depreciation and other non-cash charges. These non-cash charges include amortization of intangible assets and stock based compensation.

   EBITDA for the three months ended March 31, 1999 was $1.9 million compared to an EBITDA loss of $4.5 million for the three months ended March 31, 1998. The improvement was due primarily to higher revenue, offset to some extent by higher production and content and selling, general and administrative expenses.

Liquidity and Capital Resources

   Historically, the cash needs for ZDNet, excluding the cash needs of ZDNet's foreign operations and operations that are not wholly owned, were funded by ZD and accounted for as a capital contribution (i.e. as an increase in ZDNet's division equity and ZD's retained interest in ZDNet). Accordingly, no interest expense has been reflected in the financial statements of ZDNet. After the completion of the ZDNet Stock offering, Ziff-Davis Inc. will account for all cash transfers between ZD and ZDNet, other than transfers in return of assets or services rendered or transfers in respect of ZD's retained interest that correspond to dividends paid on ZDNet stock, as inter-group revolving credit advances. ZDNet received net proceeds of $25.9 million from the initial public offering of the ZDNet Stock, which were loaned to ZD as an interest bearing advance. These advances will bear interest at the rate at which Ziff-Davis Inc. could borrow such funds on a revolving credit basis as the board of directors determines in its sole discretion. Funding for ZDNet's future cash needs will be provided by ZD through a reduction of the interest bearing advance and to the extent necessary, as a revolving credit advance bearing interest.

 Sources and uses of cash

   Cash and cash equivalents were $0.2 million at March 31, 1999 compared to $0.3 million at December 31, 1998. The decrease was due to the factors discussed below.

   Cash provided by operations was approximately $3.5 million for the first quarter of 1999 compared to a use of $1.1 million for the first quarter of 1998. The improvement was due primarily to a reduction in net loss from $6.0 million in 1998 to $0.2 million in 1999.

   Cash used by investing activities was $0.9 million in 1999 compared to $0.7 million in 1998. This increase is a result of ZDNet's continued investment in capital equipment necessary to support the increasing levels of user traffic.

   Cash used by financing in 1999 was $2.7 million compared to cash provided by financing of $1.9 million in 1998. As a result of decreased losses, ZDNet did not require the same level of funding from ZD in 1999 as was required in 1998. In addition, ZDNet generated enough cash flow to provide a return of capital of approximately $2.7 million to ZD during the quarter ended March 31, 1999. Subsequent to March 31, 1999, all inter-group advances will be treated as revolving credit advances and will bear interest, as described above.

Year 2000 Readiness Disclosure

   During 1997, Ziff-Davis Inc., including the businesses comprising ZDNet, began a review of its computer systems and software to identify systems and software which might malfunction due to misidentification of the Year 2000. Ziff-Davis Inc. is using both internal and external resources to identify, test, correct and reprogram systems and software for Year 2000 readiness.

   At December 31, 1998, Ziff-Davis Inc. was in the research and validation phase of its Year 2000 project for information technology, or IT, systems and non-IT systems. This phase consists of research and validation of all infrastructure, hardware and software, including platform, wide-area network and local-area network components. Research for non-IT systems includes identifying systems that include embedded technology, such as micro-controllers, which are not yet Year 2000 compliant.

   Ziff-Davis Inc. has identified critical systems and applications that will either be validated for compliance through formal documentation, through vendors or through testing. During the first quarter of 1999, Ziff-Davis Inc. entered the testing phase of its infrastructure, hardware, software and databases and plans to complete such phase by September 1, 1999. Contingency plans will be developed for any systems or platforms that are known to be non-compliant as of September 1, 1999.

   Some of Ziff-Davis Inc. computer systems and databases, including its subscription fulfillment and payroll systems, are managed by third parties under contractual arrangements. Ziff-Davis Inc. is not currently aware of any Year 2000 compliance problems related to those third parties. Ziff-Davis Inc. has requested those third parties with which Ziff-Davis Inc. has material relationships in the first quarter of 1999 to advise it as to whether such third parties anticipate difficulties in addressing Year 2000 compliance problems, and if so, the nature of such difficulties. Such inquiries are substantially complete and no material matters have been identified.

   In addition, Ziff-Davis Inc. will develop contingency plans during the second half of 1999 in order to compensate for any disruption or downtime that could result from a Year 2000 compliance problem. Ziff-Davis plans to replace IT and non-IT systems that it determines are not Year 2000 compliant prior to October 1, 1999 in order to minimize any risk of a Year 2000 compliance problem.

   Ziff-Davis Inc. has incurred remediation costs associated with its Year 2000 readiness efforts. These remediation costs have been incurred in connection with replacement of systems and hardware, modification of software and consulting costs related to Year 2000 solution providers. The costs to address Year 2000 issues which have been included in the general and administrative expenses of Ziff-Davis Inc. have not been tracked separately and are therefore not determinable. However, management believes these expenses have been substitutive rather than incremental to the recurring level of general and administrative expenses. Total capitalized costs incurred in the replacement of systems in connection with Ziff-Davis Inc.'s Year 2000 readiness efforts as of December 31, 1997 and 1998 were $1,692,000 and $3,837,000, respectively. Ziff-Davis Inc. estimates that it will incur an additional $3,815,000 during 1999 related to its Year 2000 readiness efforts.

   Ziff-Davis Inc. expects to complete testing and replacement of critical systems by the beginning of the fourth quarter of 1999. Ziff-Davis Inc.'s estimate of its most reasonably likely "worst case scenario" would be the failure of its internal applications and systems that process and store certain information and data. Ziff-Davis Inc. would resolve the failure of such applications and systems one by one, and management of Ziff-Davis Inc. does not believe that the impact on its critical systems would be material. However, if Ziff-Davis Inc. or any of its subscribers, advertisers, licensors, vendors or other third parties on whom it relies experiences a Year 2000 compliance problem, this could have a material adverse effect on Ziff-Davis Inc.'s profit and liquidity.

Forward-Looking Statements

   Certain statements contained in this Form 10-Q and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements, which are subject to various risks and uncertainties. Actual results could differ materially from those discussed herein. Important factors that could cause or contribute to such differences include those under the caption "Risk Factors" in the Prospectus dated March 30, 1999 contained in Ziff-Davis Inc.'s Registration Statement on Form S-1 (File No. 333-69447).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Ziff-Davis Inc.'s credit facility exposes it to market risk with respect to changes in interest rates. Ziff-Davis Inc. manages this risk through the use of interest rate swap agreements. Through the use of swap agreements, Ziff-Davis Inc. has effectively established a fixed interest rate for $550 million of the outstanding credit facility. Based on the $1,183 million outstanding under the credit facility as of March 31, 1999, if the LIBOR rate were to increase by 1%, Ziff-Davis Inc. would incur, after giving effect to the swap agreements, an additional $11.8 million of annual interest expense.

   These swap agreements are viewed by Ziff-Davis Inc. as risk management tools and are not used for trading or speculative purposes. The notional amount of $550 million does not represent a real amount exchanged by the parties, and therefore, is not a measure of Ziff-Davis Inc.'s exposure through its use of swap agreements. The fair values of these swap agreements were estimated by obtaining quotes from brokers which represented the amounts that Ziff-Davis Inc. would pay if the agreements were terminated at the balance sheet date. While it is not Ziff-Davis Inc.'s intention to terminate these swap agreements, these fair values indicated that the termination of the swap agreements would have resulted in a loss of approximately $6.0 million. By nature, swap agreements involve credit risk, due to the possible nonperformance by counterparties. To mitigate this risk, Ziff-Davis Inc. enters into swap agreements with major financial institutions and diversifies the counterparties used as a means to limit counterparty exposure and concentration of risk.

                           PART II--OTHER INFORMATION

ITEM 1. Legal proceedings

   ZD, ZDNet and Ziff-Davis Inc. are subject to various legal proceedings arising in the normal course of business.

 Class action and derivative litigations

   Following a decline in the price per share of Ziff-Davis Inc.'s common stock in October 1998, eight securities class action suits were filed against Ziff-Davis Inc. and certain of its directors and officers in the United States District Court for the Southern District of New York.

   The complaints alleged that defendants violated Sections 11, 12(a) (2) and 15 of the Securities Act of 1933 in connection with the registration statement filed by Ziff-Davis Inc. with the Securities and Exchange Commission relating to the initial public offering of the Ziff-Davis Inc.'s common stock on April 29, 1998 (the "IPO"). More particularly, the complaints alleged that the registration statement contained false and misleading statements and failed to disclose facts that could have indicated an impending decline in Ziff-Davis Inc.'s revenue. The complaints sought on behalf of a class of purchasers of Ziff-Davis Inc.'s common stock from the date of the IPO through October 8, 1998 unspecified damages, interest, fees and costs, recission and injunctive relief such as the imposition of a constructive trust upon the proceeds of the IPO.

   On January 28, 1999, the court entered an order consolidating the actions, appointing lead plaintiff's counsel and requiring the filing of a consolidated amended complaint. The consolidated amended complaint was filed on March 15, 1999 and only alleges claims under Section 11 of the Securities Act of 1933. Ziff-Davis Inc. has until May 20, 1999 to respond to the consolidated amended complaint.

   In addition, two derivative suits have been filed by stockholders against Ziff-Davis Inc. and all of its directors in the Court of Chancery of the State of Delaware for New Castle County. The complaints allege that the directors breached their fiduciary duties to Ziff-Davis Inc. by repricing the stock options awarded to certain directors and demand the nullification of the repricing and an injunction against exercise by the directors of any repriced option. Plaintiffs filed an amended complaint on February 17, 1999 (which is substantially similar to the original complaints, except that the amended complaint also addresses the granting of "new options" at an allegedly "reduced exercise price") and the actions have been consolidated. Answers to the amended complaint on behalf of both Ziff-Davis Inc. and its directors were filed on April 12, 1999.

 Other legal proceedings

   Ziff-Davis Inc. was named as a defendant in an action, filed on April 17, 1998 in the Supreme Court of the State of New York, by minority stockholders of SOFTBANK Interactive Marketing Inc. ("SIM"), formerly an indirect subsidiary of SOFTBANK Corp. The complaint alleged, among other things, that SBH, SIM's majority stockholder, acting with Ziff-Davis Inc. and two of its senior officers and directors who were directors of SIM (and who were also named as defendants), had conflicts of interest between SIM and other Softbank investments (including investments in Ziff-Davis Inc.) and failed to act in the best interests of SIM and the minority stockholders by taking actions which benefited Ziff-Davis Inc. The complaint stated claims based on common law fraud, breach of fiduciary duty and aiding and abetting theories and seeks in excess of $200,000,000 in damages. Upon motion of Ziff-Davis Inc. and the other defendants, all of the claims against the defendants other than a breach of contract claim which is solely against SBH, were dismissed on February 26, 1999. On April 1, 1999, plaintiffs filed a notice of appeal of the dismissal.

   Although the outcome of these cases cannot be predicted, Ziff-Davis Inc. believes that there are substantial defenses to the claims. Ziff-Davis Inc. currently cannot estimate its ultimate liability, if any, with respect to such pending litigations. Accordingly, no provision for such matters has been included in the financial statements.

ITEM 2. Changes in Securities and Use of Proceeds

   (a) On March 31, 1999 Ziff-Davis Inc. filed its amended and restated certificate of incorporation with the Delaware Secretary of State, which (i) increased the number of authorized shares of common stock from 120 million to 210 million, (ii) authorized the board of directors to issue common stock in two series--ZD Stock and ZDNet Stock and (iii) authorized the reclassification of each outstanding share of existing Ziff-Davis Inc. common stock into a share of ZD Stock upon the issuance of ZDNet Stock. On April 6, 1999, Ziff-Davis Inc. issued 11,500,000 shares of ZDNet Stock (1,500,000 shares in a manner analogous to a primary offering by ZDNet and 10,000,000 shares in a manner analogous to a secondary offering by ZD) and re-classified each share of existing Ziff-Davis Inc. common stock into a share of ZD Stock.

   More detailed information with respect to (i) the re-classification of Ziff-Davis Inc. common stock into ZD Stock and (ii) the provisions of the amended and restated charter, including the rights of holders of Ziff-Davis Inc. common stock (re-classified as ZD Stock) is contained in Ziff-Davis Inc.'s Definitive Proxy Statement on Schedule 14A (File No. 001-14055) under the headings "Summary Comparison of Terms of Existing Common Stock with Terms of ZD Stock and ZDNet Stock" and "Description of ZD Stock and ZDNet Stock", and is incorporated in this Item 2 by reference.

   (b) On March 4, 1999, Ziff-Davis Inc. sold 3,030,303 shares of common stock to Vulcan Ventures Inc. ("Vulcan") for an aggregate offering price of $50,000,000, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

   Vulcan has represented that it is an "accredited investor" within the meaning of Rule 501 of the Securities Act, and by reason of its business and financial experience Vulcan has represented that it has such knowledge, sophistication and experience in business and financial matters that it is capable of evaluating the merits and risks of an investment in the shares of ZD Stock and is able to bear the economic risk of such investment. Vulcan has represented that it purchased the shares of its own account for investment purposes and not with a view to distribution. Vulcan has represented that it will not offer, sell or deliver at any time, directly or indirectly, the shares unless the shares are offered and sold under the applicable exemptions of the Securities Act.

ITEM 3. Defaults Upon Senior Securities

   Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

   On March 30, 1999, Ziff-Davis Inc. held a Special Meeting of stockholders to vote on the following proposals:

   Proposal 1. Proposal to amend and restate Ziff-Davis Inc.'s amended and restated certificate of incorporation to (i) increase the number of authorized shares of common stock from 120 million to 210 million, (ii) authorize the board of directors to issue common stock in two series--ZD Stock and ZDNet Stock and (iii) re-classify each outstanding share of existing common stock into a share of ZD Stock.
   Proposal 2. Proposal to amend Ziff-Davis Inc.'s 1998 Incentive Compensation
               Plan (the "Incentive Plan")
   Proposal 3. Proposal to amend Ziff-Davis Inc.'s 1998 Employee Stock Purchase
               Plan (the "Stock Purchase Plan")
   Proposal 4. Proposal to amend Ziff-Davis Inc.'s 1998 Non-Employee Directors'
               Stock Option Plan (the "Non-Employee Directors' Plan" and together with the Incentive Plan and the Stock Purchase Plan, the "Plans")

   The Plans were amended (1) to permit grants of awards under each such plan with respect to either series of common stock of Ziff-Davis Inc., (2) to increase the number of shares authorized for issuance, (3) solely with respect to the Incentive Plan, to provide that shares issuable thereunder may be supplied from outstanding shares of ZD Stock held by Ziff-Davis Inc.'s majority stockholder and, solely for calendar year 1998, to increase the number of shares in respect of which options to acquire shares of common stock of Ziff-Davis Inc. may be granted to any single participant and (4) solely with respect to the Non-Employee Directors' Plan, to permit discretionary grants of additional options from time to time.

   The following is a compilation of the votes cast for, against or abstained for each of the proposals above:

                                                         Votes
                                       -----------------------------------------
                                          For      Against  Abstained   Total
                                       ---------- --------- --------- ----------
   Proposal 1......................... 79,216,181   103,808   41,540  79,361,529
   Proposal 2......................... 77,281,865 1,861,205  218,459  79,361,529
   Proposal 3......................... 78,926,270   220,992  214,267  79,361,529
   Proposal 4......................... 78,860,796   274,600  226,133  79,361,529

ITEM 5. Other Information

   Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

   a) Exhibits

     27.1 Financial Data Schedule (EDGAR filing only)
     99.1 Ziff-Davis Inc.'s Definitive Proxy Statement on Schedule 14A, dated
          March 12, 1999 (incorporated by reference to Ziff-Davis Inc.'s
          Definitive Proxy Statement on Schedule 14A, File No. 001-14055)

   b) Reports on Form 8-K

     On February 19, 1999, Ziff-Davis Inc. filed a Form 8-K to report the February 4, 1999 acquisition of ZDTV from MAC Holdings (America) Inc. for $81.4 million. Ziff-Davis Inc. filed the required Form 8-K/A with the audited financial statements of ZDTV on April 20, 1999.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Ziff-Davis Inc.

                                          By:      /s/ Timothy C. O'Brien
                                             ----------------------------------
                                                     Timothy C. O'Brien
                                             Chief Financial Officer, Director
                                             (On behalf of the Registrant and
                                              as Principal Financial Officer)
   Date: May 17, 1999

                                          By:         /s/ Mark D. Moyer
                                             ----------------------------------
                                                       Mark D. Moyer
                                               Vice President and Controller
                                             (On behalf of the Registrant and
                                              as Principal Accounting Officer)
   Date: May 17, 1999

                                 EXHIBIT INDEX

 27.1 Financial Data Schedule (EDGAR filing only)

 99.1 Ziff-Davis Inc.'s Definitive Proxy Statement on Schedule 14A, dated March
      12, 1999 (incorporated by reference to Ziff-Davis Inc.'s Definitive Proxy
      Statement on Schedule 14A, File No. 001-14055)