Form 10-Q
period 1999-06-30
ZIFF DAVIS INC
filed 1999-08-16
CIK 1055131

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

                 For the quarterly period ended June 30, 1999

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

            For the transition period from           to           .

                       Commission file number 001-14055

                                ZIFF-DAVIS INC.
            (Exact Name of Registrant as Specified in Its Charter)

                       DELAWARE                               13-3987754
             (State or other jurisdiction        (I.R.S. Employer Identification No.)
           of incorporation or organization)
                 28 East 28th Street,                           10016
                  New York, New York                          (Zip Code)
       (Address of principal executive offices)

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

  As of August 13, 1999, there were 103,285,334 shares outstanding of the registrant's Ziff-Davis Inc.--ZD Common Stock, par value $0.01 per share, and 13,692,147 shares outstanding of the registrant's Ziff-Davis Inc.--ZDNet Common Stock, par value $0.01 per share.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                ZIFF-DAVIS INC.

                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----
PART 1. FINANCIAL INFORMATION


Item 1. Financial Statements


  Ziff-Davis Inc.
    Consolidated Balance Sheets as of June 30, 1999 (Unaudited) and
     December 31, 1998.....................................................   1
    Consolidated Statements of Operations (Unaudited) for the three and six
     months ended June 30, 1999 and 1998...................................   2
    Consolidated Statements of Comprehensive Loss (Unaudited) for the three
     and six months ended June 30, 1999 and 1998...........................   3
    Consolidated Statements of Cash Flows (Unaudited) for the six months
     ended June 30, 1999 and 1998..........................................   4
    Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
     for the six months ended June 30, 1999................................   5
    Notes to unaudited consolidated financial statements...................   6


  ZD
    Combined Balance Sheets as of June 30, 1999 (Unaudited) and December
     31, 1998..............................................................  14
    Combined Statements of Operations (Unaudited) for the three and six months ended June 30, 1999 and 1998...................................  15
    Combined Statements of Comprehensive Income (Loss) (Unaudited) for the
     three and six months ended June 30, 1999 and 1998.....................  16
    Combined Statements of Cash Flows (Unaudited) for the six months ended
     June 30, 1999 and 1998................................................  17
    Combined Statement of Changes in Division Equity (Unaudited) for the
     six months ended June 30, 1999........................................  18
    Notes to unaudited combined financial statements.......................  19


  ZDNet
    Combined Balance Sheets as of June 30, 1999 (Unaudited) and December
     31, 1998..............................................................  26
    Combined Statements of Operations (Unaudited) for the three and six months ended June 30, 1999 and 1998...................................  27
    Combined Statements of Comprehensive Loss (Unaudited) for the three and six months ended June 30, 1999 and 1998...............................  28
    Combined Statements of Cash Flows (Unaudited) for the six months ended
     June 30, 1999 and 1998................................................  29
    Combined Statement of Changes in Division Equity (Unaudited) for the
     six months ended June 30, 1999........................................  30
    Notes to unaudited combined financial statements.......................  31


Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations
  Ziff-Davis Inc...........................................................  37
  ZD.......................................................................  46
  ZDNet....................................................................  54


Item 3. Quantitative and Qualitative Disclosures about Market Risk.........  60


PART II. OTHER INFORMATION
Item 1. Legal Proceedings..................................................  61
Item 2. Changes in Securities and Use of Proceeds..........................  62
Item 3. Defaults Upon Senior Securities....................................  62
Item 4. Submission of Matters to a Vote of Security Holders................  62
Item 5. Other Information..................................................  62
Item 6. Exhibits and Reports on Form 8-K...................................  62
SIGNATURES.................................................................  63

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                ZIFF-DAVIS INC.

                          CONSOLIDATED BALANCE SHEETS
          (dollars in thousands, except share and per share amounts)

                                                         June 30,    December 31,
                                                           1999          1998
                                                        -----------  ------------
                                                        (Unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents...........................  $   32,529    $   32,566
  Accounts receivable, net............................     234,895       227,325
  Inventories.........................................      11,956        15,551
  Prepaid expenses and other current assets...........      45,509        34,543
  Due from affiliates.................................       2,750        53,984
  Deferred taxes......................................      22,262        22,262
                                                        ----------    ----------
   Total current assets...............................     349,901       386,231
Securities available for sale.........................      10,709           --
Property and equipment, net...........................     109,755        91,189
Intangible assets, net................................   2,928,760     2,907,043
Other assets..........................................      60,847        49,340
                                                        ----------    ----------
   Total assets.......................................  $3,459,972    $3,433,803
                                                        ==========    ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................  $   41,106    $   74,397
  Accrued expenses....................................     117,141        97,319
  Unearned income, net................................     214,633       152,081
  Due to affiliates and management....................         --          4,618
  Current portion of notes payable to affiliates......       6,923         7,692
  Other current liabilities...........................      24,798        14,591
                                                        ----------    ----------
   Total current liabilities..........................     404,601       350,698
Notes payable to affiliates...........................      67,500        70,192
Notes payable, net of unamortized discount............   1,209,192     1,469,130
Deferred taxes........................................     143,287       165,082
Due to management.....................................       4,437         5,400
Other liabilities.....................................      13,043        19,690
                                                        ----------    ----------
   Total liabilities..................................   1,842,060     2,080,192
                                                        ----------    ----------
Commitments and contingencies (see Note 9)
Minority Interest.....................................      36,746         1,013
                                                        ----------    ----------
Stockholders' equity:
  Preferred stock(1)..................................         --            --
  Common stock--Ziff-Davis Inc--ZD common stock(2)....       1,032         1,000
  Common stock--Ziff-Davis Inc--ZDNet common
   stock(3)...........................................         121           --
  Additional paid-in capital..........................   1,840,758     1,571,681
  Accumulated deficit.................................    (238,155)     (197,238)
  Deferred compensation...............................     (19,078)      (22,024)
  Unrealized gain on securities available for sale....       2,637           --
  Cumulative translation adjustment...................      (6,149)         (821)
                                                        ----------    ----------
   Total stockholders' equity.........................   1,581,166     1,352,598
                                                        ----------    ----------
   Total liabilities and stockholders' equity.........  $3,459,972    $3,433,803
                                                        ==========    ==========

--------
(1) June 30, 1999 and December 31, 1998: par value $0.01 per share, 10,000,000 shares authorized, no shares issued and outstanding.
(2) June 30, 1999: par value $.01 per share, 210,000,000 shares authorized, 103,206,374 shares issued and outstanding; December 31, 1998: par value $0.01 per share 120,000,000 shares authorized, 100,000,000 shares issued and outstanding.
(3) June 30, 1999: par value $.01 per share, 72,100,000 shares authorized, 12,103,000 shares issued and outstanding; December 31, 1998: no shares authorized, issued or outstanding.

  The accompanying notes are an integral part of these financial statements.

                                ZIFF-DAVIS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
     (Unaudited--dollars in thousands, except share and per share amounts)

                              Three months ended         Six months ended
                                   June 30,                  June 30,
                            ------------------------  ------------------------
                               1999         1998         1999         1998
                            -----------  -----------  -----------  -----------
Revenue, net:
  Publishing..............  $   178,369  $   198,419  $   353,358  $   389,664
  Events..................       75,591       65,782       94,065       92,903
  Internet................       22,939       12,274       41,500       21,962
  Television..............        3,615          --         5,701          --
                            -----------  -----------  -----------  -----------
                                280,514      276,475      494,624      504,529
Cost of production........       76,209       75,749      136,064      146,059
Selling, general and ad-
 ministrative expenses....      156,333      140,270      298,078      284,446
Stock-based compensation..        1,917           63        3,389          126
Depreciation and amortiza-
 tion of property and
 equipment................        8,432        7,698       16,975       14,727
Amortization of intangible
 assets...................       34,277       31,578       66,148       62,024
                            -----------  -----------  -----------  -----------
Income (loss) from opera-
 tions....................        3,346       21,117      (26,030)      (2,853)
Interest expense, net.....      (28,598)     (36,153)     (60,970)     (82,092)
Other non-operating in-
 come, net................       10,227        2,859       11,491        4,356
Minority interest in
 losses of subsidiaries...        6,722          145       10,195          270
                            -----------  -----------  -----------  -----------
Loss before income taxes..       (8,303)     (12,032)     (65,314)     (80,319)
Income tax benefit (provi-
 sion)....................        5,161      (64,528)      24,397       (1,362)
                            -----------  -----------  -----------  -----------
  Net loss................  $    (3,142) $   (76,560) $   (40,917) $   (81,681)
                            ===========  ===========  ===========  ===========
ZD NET
Pro forma net income
 (loss) per basic and di-
 luted common share.......  $       .01  $      (.04) $       .01  $      (.12)
Pro forma weighted average
 basic common shares out-
 standing.................   72,060,967   71,500,000   71,782,033   71,500,000
Pro forma weighted average
 diluted common shares
 outstanding..............   80,913,659   71,500,000   80,492,169   71,500,000
ZD GROUP
Pro forma net loss per
 basic common share.......  $    (0.03)  $    (0.77)  $    (0.40)  $    (0.82)
Pro forma weighted average
 basic common shares
 outstanding..............  103,130,069  100,000,000  102,078,285  100,000,000

   The accompanying notes are an integral part of these financial statements.

                                ZIFF-DAVIS INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                       (Unaudited--dollars in thousands)

                                       Three months ended   Six months ended
                                            June 30,            June 30,
                                       -------------------  ------------------
                                         1999      1998       1999      1998
                                       --------- ---------  --------  --------
Net loss.............................. $ (3,142) $ (76,560) $(40,917) $(81,681)
Other comprehensive income, net of
 tax:
 Foreign currency translation
  adjustments.........................   (3,501)      (512)   (5,328)     (153)
 Unrealized (loss) gain on securities
  available for sale..................     (449)       --      2,637       --
                                       --------  ---------  --------  --------
Comprehensive loss.................... $ (7,092) $ (77,072) $(43,608) $(81,834)
                                       ========  =========  ========  ========



   The accompanying notes are an integral part of these financial statements.

                                ZIFF-DAVIS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited--dollars in thousands)

                                                           Six months ended
                                                               June 30,
                                                         ---------------------
                                                           1999        1998
                                                         ---------  ----------
Cash flows from operating activities:
  Net loss.............................................. $ (40,917)  $ (81,681)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
    Depreciation and amortization.......................    83,123      76,751
    Amortization of debt issuance costs and discount....     1,416         479
    Stock-based compensation............................     3,389         126
    Income from equity investments......................    (1,806)     (2,613)
    Deferred tax (benefit) provision....................   (24,397)      1,362
    Minority interest...................................   (10,195)       (270)
    Changes in operating assets and liabilities:
      Accounts receivable...............................    (5,323)     16,276
      Inventories.......................................     3,595         (20)
      Accounts payable and accrued expenses.............      (585)    (16,729)
      Unearned income...................................    56,291      31,664
      Due to/from affiliates and management.............    (2,817)     19,984
      Other, net........................................   (29,324)     (3,539)
                                                         ---------  ----------
Net cash provided by operating activities...............    32,450      41,790
                                                         ---------  ----------
Cash flows from investing activities:
  Capital expenditures..................................   (48,929)    (13,399)
  Proceeds from sale of business........................     9,755         --
  Investments and other.................................    (5,175)     (1,193)
  Distributions from joint ventures.....................     4,000         --
  Acquisitions, net of cash acquired....................   (32,800)       (500)
                                                         ---------  ----------
Net cash used by investing activities...................   (73,149)    (15,092)
                                                         ---------  ----------
Cash flows from financing activities:
  Proceeds from sale of Ziff-Davis Inc.--ZD common
   stock(1).............................................    51,420     380,337
  Proceeds from issuance of notes payable(1)............       --      242,723
  Proceeds from issuance of bank debt(1)................       --    1,240,200
  Proceeds from sale of Ziff-Davis Inc.--ZDNet common
   stock(2).............................................   198,603         --
  Proceeds from sale of interest in ZDTV................    54,000         --
  Principal payments on notes payable to affiliates.....    (3,461)   (314,798)
  Repayments of credit facility.........................  (295,400)    (15,000)
  Borrowings under credit facility......................    35,500         --
  Payments of debt due to affiliate.....................       --   (1,567,802)
  Purchase of treasury shares...........................       --      (29,500)
  Sale of treasury shares...............................       --       29,500
  Advance from majority shareholder.....................       --       20,377
                                                         ---------  ----------
Net cash provided (used) by financing activities........    40,662     (13,963)
                                                         ---------  ----------
Net increase (decrease) in cash and cash equivalents....       (37)     12,735
Cash and cash equivalents at beginning of period........    32,566      30,301
                                                         ---------  ----------
Cash and cash equivalents at end of period.............. $  32,529  $   43,036
                                                         =========  ==========
Supplemental cash flow information:
  Cash paid for income taxes............................ $     --   $      642
  Cash paid for interest................................ $  55,612  $   72,704

--------
(1) Net of transaction costs of $19,563; $9,800; and $7,277, respectively, for the six months ended June 30, 1998
(2)  Net of transaction costs of $19,897

  The accompanying notes are an integral part of these financial statements.

                                ZIFF-DAVIS INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (dollars in thousands)

                              Common Stock
                  ------------------------------------
                                                                                           Unrealized
                                                                                            Gain on
                                                       Additional                          Securities Cumulative      Total
                       ZD Stock         ZDNet Stock     Paid-in   Accumulated   Deferred   Available  Translation Stockholders'
                    Shares    Amount   Shares   Amount  Capital     Deficit   Compensation  For Sale  Adjustment     Equity
                  ----------- ------ ---------- ------ ---------- ----------- ------------ ---------- ----------- -------------
Balance at
December 31,
1998............  100,000,000 $1,000        --   $--   $1,571,681  $(197,238)   $(22,024)    $  --      $  (821)   $1,352,598
Issuance of
common stock....    3,030,303     30                       49,970                                                      50,000
Sale of minority
interest in
subsidiary......                                            7,176                                                       7,176
Compensation
earned on stock
options.........                                                                   3,389                                3,389
Issuance of ZDZ
shares, net of
offering costs..                     11,500,000   115     198,488                                                     198,603
Shares and
options issued
to acquire
minority
interest in
GameSpot........                        600,000     6      12,025                   (443)                              11,588
Sale of shares
under employee
stock purchase
plan............       75,628      1                          782                                                         783
Stock options
exercised.......      100,443      1      3,000               636                                                         637
Unrealized gain
on securities
available for
sale, net.......                                                                              2,637                     2,637
Net loss........                                                     (40,917)                                         (40,917)
Foreign currency
translation
adjustment......                                                                                         (5,328)       (5,328)
                  ----------- ------ ----------  ----  ----------  ---------    --------     ------     -------    ----------
Balance at June
30, 1999
(unaudited).....  103,206,374 $1,032 12,103,000  $121  $1,840,758  $(238,155)   $(19,078)    $2,637     $(6,149)   $1,581,166
                  =========== ====== ==========  ====  ==========  =========    ========     ======     =======    ==========


   The accompanying notes are an integral part of these financial statements

                                ZIFF-DAVIS INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 (numbers rounded to the nearest thousand, except share and per share amounts)

1. THE COMPANY AND BASIS OF PRESENTATION

 Basis of presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of Ziff-Davis Inc. at June 30, 1999 and the results of its consolidated operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998 have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. It is suggested that the statements be read in conjunction with Ziff-Davis Inc.'s consolidated financial statements and notes thereto included in Ziff-Davis Inc.'s December 31, 1998 Annual Report and Form 10-K.

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

 Publishing

  The publishing segment is engaged in publishing magazines, journals, newsletters, electronic information products, training manuals and market research about computer technology and the Internet. The publishing segment's principal operations are in the U.S. and Europe, although it also licenses or syndicates its editorial content to over 50 publications distributed worldwide.

 Events

  The events segment is engaged in the organization, production and management of trade shows, conferences and seminars for the computer technology and Internet industries. The events segment's principal operations are in the U.S. and to a lesser extent in Europe and Asia.

 Internet

  The Internet segment is engaged in providing computer technology and internet related news and information to Internet users worldwide. The Internet segment's principal operations are in the U.S. and to a lesser extent in Europe.

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


 Television

  The television segment, which was acquired in February 1999 (see Note 4), is engaged in the production and distribution of television broadcasting for and about the computer technology and the Internet industries. The television segment's principal operations are in the U.S. although it licenses or syndicates programming worldwide.

 Sale of Common Stock

  On March 4, 1999, Vulcan Ventures Inc., the investment vehicle of Paul G. Allen, purchased 3,030,303 shares of Ziff-Davis Inc. common stock for $50,000,000 in cash.

  On April 6, 1999, the Company completed a public offering of 11,500,000 shares of a new class of common stock called Ziff-Davis Inc.--ZDNet Stock (see
Note 3).

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

3. ZDNet Stock

  The stockholders of Ziff-Davis Inc. voted, at a Special Meeting held on March 30, 1999, to authorize the issuance of a new series of common stock, designated as Ziff-Davis Inc.--ZDNet Common Stock ("ZDNet Stock"), which is intended to reflect the performance of Ziff-Davis Inc.'s Internet business division ("ZDNet"). When the ZDNet Stock was issued on April 6, 1999, Ziff-Davis Inc.'s existing common stock was re-classified as Ziff-Davis Inc.--ZD Common Stock ("ZD Stock"), which is intended to reflect the performance of Ziff-Davis Inc.'s other businesses and a retained interest in ZDNet. The businesses represented by ZD Stock are referred to as "ZD".

  The ZDNet Stock offering was completed on April 6, 1999. Ziff-Davis Inc. issued 11,500,000 shares of ZDNet Stock, at $19.00 per share, including 1,500,000 shares issued in conjunction with the underwriters' exercise of their option to purchase additional shares to cover over-allotments. Net proceeds of approximately $198.6 million were received on April 6, 1999 and were used to repay indebtedness under the revolving credit agreement.

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


  The following pro forma information has been prepared as if the ZDNet Stock offering had been consummated on January 1, 1999. The pro forma adjustments include a $4,215,000 reduction of interest expense and the tax effect of this adjustment at a statutory rate of 41.0%. There is no pro forma impact for the three month period ended June 30, 1999.

                                                             Six Months Ended
                                                              June 30, 1999
                                                          ----------------------
                                                          (dollars in thousands)
      Revenue, net.......................................        $494,624
      Loss from operations...............................         (26,030)
      Interest expense, net..............................         (56,755)
      Loss before taxes..................................         (61,099)
      Income tax benefit.................................         (22,669)
      Net loss...........................................         (38,430)

  Pro forma loss per share is not shown since subsequent to the ZDNet offering, Ziff-Davis Inc. reports earnings for each class of stock in its related financial statements (i.e. ZD or ZDNet). The pro forma data is not necessarily indicative of actual results had the transaction occurred on January 1, 1999. Further, pro forma results are not meant to represent future financial results.

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

  On February 5, 1999, Vulcan Programming Inc., an entity owned by Paul G. Allen, purchased a one-third interest in ZDTV for $54,000,000 in cash. In April 1999, an additional 4% of ZDTV was sold to ZDTV's president.

  The following unaudited summary pro forma information assumes that the acquisition of ZDTV and the sale of a one-third interest in ZDTV to Vulcan Programming Inc. had been consummated on January 1, 1999. Adjustments for ZDTV transactions include the operating results of ZDTV, amortization of the purchase price of ZDTV, Vulcan Programming Inc.'s one-third interest in the losses of ZDTV and the tax effects of these items. Pro forma loss per share is not shown since subsequent to the ZDNet Stock offering, Ziff-Davis Inc. reports earnings for each class of stock in its related financial statements (i.e. ZD or ZDNet). The pro forma data is not necessarily indicative of actual results had the transaction occurred on January 1, 1999. Further, pro forma results are not meant to represent future financial results. There is no pro forma impact for the three months ended June 30, 1999.

                                               Six Months Ended June 30, 1999
                                               --------------------------------
                                                         Adjustments
                                                Ziff-        For
                                                Davis        ZDTV
                                                 Inc.    Transactions Pro Forma
                                               --------  ------------ ---------
                                                   (dollars in thousands)
      Revenue................................. $494,624     $  316    $494,940
      Loss from operations....................  (26,030)    (2,546)    (28,576)
      Net loss................................  (40,917)    (1,006)    (41,923)

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


 ZDTV 1999 Profits Interest Plan

  On May 11, 1999, ZDTV's Board of Directors adopted and approved the ZDTV 1999 Profits Interest Plan. Under such plan, ZDTV's Board of Directors may issue interests in ZDTV for incentive purposes to employees, directors and consultants covered by the plan. At June 30, 1999, there were 6,544,800 units issued under the plan.

5. Acquisition of Gamespot

  On April 7, 1999, Ziff-Davis Inc. completed the acquisition of the remaining 30% interest in GameSpot Inc. in exchange for 600,000 newly issued shares of ZDNet Stock valued at approximately $11,400,000. This acquisition was accounted for under the purchase method of accounting.

6. Investments

  On February 19, 1999 Ziff-Davis Inc. acquired warrants to purchase 2,005,400 shares of Series E preferred stock of BuyDirect.com Inc. ("Series E shares") at an exercise price of $1.65. On March 25, 1999, Ziff-Davis Inc. exercised its warrants and received 1,510,020 Series E shares in a cashless exercise by exchanging 495,380 warrants in lieu of payment of the exercise price. On March 30, 1999, BuyDirect.com Inc. was acquired by Beyond.com Corporation and these Series E shares were converted to 438,057 shares of Beyond.com Corporation and at June 30, 1999 are reflected in the balance sheet as Securities Available for Sale.

  The warrants were granted in connection with an agreement by BuyDirect.com Inc. to advertise on certain ZDNet sites. As a result, the fair value of the warrants at February 19, 1999 was recorded as deferred revenue and will be recognized as income over the life of the advertising agreement. The fair value of the warrants was determined to be $6,240,000.

  In June 1999, Ziff-Davis Inc. entered into an agreement to hedge a portion of the unrealized gain associated with these shares. (See Note 9).

7. Income Taxes

  Income taxes are provided based on Ziff-Davis Inc.'s projected annual effective tax rate which differs from the U.S. federal statutory rate of 35% due to certain items which are not deductible for income tax purposes, primarily nondeductible goodwill amortization and the effect of state and local taxes. The tax benefit recorded for the six months ended June 30, 1999 has been reflected as a reduction of the deferred tax liability as it is anticipated that the benefit will be realizable in future periods.

8. Earnings per share

  Ziff-Davis Inc. reports earnings per share for its two classes of common stock, ZD and ZDNet.

  The pro forma weighted average common shares outstanding and the pro forma loss per share related to ZD stock has been prepared assuming the reorganization and initial public offering of ZD Stock (see Note 2) occurred on January 1, 1998. ZD's earnings include its retained interest in ZDNet's results. Diluted earnings per share are not shown as the impact of stock options would be anti-dilutive.

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


  The pro forma weighted average common shares outstanding and the pro forma income (loss) per share related to ZDNet stock has been prepared assuming the reorganization and initial public offering of ZDNet Stock (see Note 3) occured on January 1, 1998. A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is presented below.

                            Three Months Ended          Six Months Ended
                                 June 30,                   June 30,
                         -------------------------  -------------------------
                             1999         1998          1999         1998
                         ------------ ------------  ------------ ------------
                         (in thousands, except share and per shares amounts)
Income (loss) available
 to common shareholders
 ....................... $        816 $     (2,894) $        630 $     (8,904)
                         ============ ============  ============ ============
Pro forma weighted
 average basic common
 shares outstanding.....   72,060,967   71,500,000    71,782,033   71,500,000
Dilutive potential
 common shares..........    8,852,692          --      8,710,136          --
                         ------------ ------------  ------------ ------------
Pro forma weighted
 average basic common
 shares outstanding.....   80,913,659   71,500,000    80,492,169   71,500,000
                         ============ ============  ============ ============
Pro forma income (loss)
 per basic common
 share.................. $        .01 $       (.04) $        .01 $       (.12)
Pro forma income (loss)
 per dilutive common
 share.................. $        .01 $       (.04) $        .01 $       (.12)

  Certain options were not included in the computation of diluted net earnings per share because the options exercise prices were greater than the average market prices of the common shares. For the three months and six months period ended June 30, 1999, options to purchase 1,823,580 shares of ZDNet stock at prices ranging from $29.88 to $42.88 per share were outstanding and not included in the calculations. There were no options outstanding during the 1998 periods.

9. Commitments and Contingencies

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

  The complaints alleged that defendants violated Sections 11, 12(a) (2) and 15 of the Securities Act of 1933 in connection with the registration statement filed by Ziff-Davis Inc. with the Securities and Exchange Commission relating to the initial public offering of Ziff-Davis Inc.'s stock completed on May 4, 1998 (the "IPO"). More particularly, the complaints alleged that the registration statement contained false and misleading statements and failed to disclose facts that could have indicated an impending decline in Ziff-Davis Inc.'s revenue. The complaints sought on behalf of a class of purchasers of Ziff-Davis Inc.'s common stock from the date of the IPO through October 8, 1998 unspecified damages, interest, fees and costs, rescission, and injunctive relief such as the imposition of a constructive trust upon the proceeds of the IPO.

  On January 28, 1999, the court entered an order consolidating the actions, appointing lead plaintiff's counsel and requiring the filing of a consolidated amended complaint. The consolidated amended complaint was filed on June 15, 1999 and only alleges claims under Section 11 of the Securities Act of 1933. On May 20, 1999, Ziff-Davis Inc. moved to dismiss the consolidated amended complaint. In July 1999, plaintiff filed their response to the motion. Ziff-Davis Inc. filed a reply on August 11, 1999.

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


  In addition, two derivative suits have been filed by stockholders against Ziff-Davis Inc. and all of its directors in the Court of Chancery of the State of Delaware for New Castle County. The complaints allege that the directors breached their fiduciary duties to Ziff-Davis Inc. by repricing the stock options awarded to certain directors and demand the nullification of the repricing and an injunction against exercise by the directors of any repriced option. Plaintiffs filed an amended complaint on February 17, 1999 (which is substantially similar to the original complaints, except that the amended complaint also addresses the granting of "new options" at an allegedly "reduced exercise price") and the actions have been consolidated. Answers to the amended complaint on behalf of both Ziff-Davis Inc. and its directors were filed on April 12, 1999. Discovery is proceeding.

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

 Interest rate swap

  On June 15, 1999, Ziff-Davis Inc. amended a swap agreement (with a notional amount of $100 million) by reducing the fixed rate paid to the counterparty and providing the counterparty with a one-time option to cancel the swap agreement on February 5, 2000. Ziff-Davis Inc. entered into another swap agreement (with a notional amount of $50 million) on June 15, 1999. Under this swap agreement, Ziff-Davis Inc. will receive a fixed rate of interest and pay a floating rate of interest based on 3 months LIBOR, which resets quarterly, for the terms of the agreement.

 Beyond.com hedge

  In June 1999, Ziff-Davis Inc. entered into a short-sale to effect a hedge on 300,000 of its 438,057 shares of Beyond.com. These shares were sold on behalf of Ziff-Davis Inc. by a third party at a weighted average price of $22.50 per share. Upon delivery of the shares to the third party, Ziff-Davis Inc. will receive the cash proceeds of the sale and recognize a gain. However, Ziff-Davis Inc. is not required to deliver the shares in any specified time-frame.

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


9. Segment Information

  Ziff-Davis Inc. operates in four reportable business segments: (1) publishing, (2) events, (3) Internet and (4) television. All material inter-segment revenue has been eliminated. The following table presents information about each of the reported segments:

                                    Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                  ------------------------ ------------------
                                     1999         1998       1999      1998
                                  ----------  ------------ --------  --------
                                           (dollars in thousands)
Revenue:
  Publishing..................... $  178,369   $  198,419  $353,358  $389,664
  Events.........................     75,591       65,782    94,065    92,903
  Internet.......................     22,939       12,274    41,500    21,962
  Television.....................      3,615          --      5,701       --
                                  ----------   ----------  --------  --------
    Total........................ $  280,514   $  276,475  $494,624  $504,529
                                  ==========   ==========  ========  ========
                                    Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                  ------------------------ ------------------
                                     1999         1998       1999      1998
                                  ----------  ------------ --------  --------
                                           (dollars in thousands)
EBITDA:
  Publishing..................... $   36,495   $   37,626  $ 62,710  $ 64,986
  Events.........................     31,399       27,404    24,202    19,744
  Internet.......................      4,610       (1,570)    6,556    (6,080)
  Television.....................     (9,155)         --    (13,894)      --
                                  ----------   ----------  --------  --------
    Total........................ $   63,349   $   63,460  $ 79,574  $ 78,650
                                  ==========   ==========  ========  ========
                                   June 30,   December 31,
                                     1999         1998
                                  ----------  ------------
                                  (dollars in thousands)
Total Assets:
  Publishing..................... $1,986,480   $2,192,099
  Events.........................  1,187,885    1,144,018
  Internet.......................    144,694       97,686
  Television.....................    140,913          --
                                  ----------   ----------
    Total........................ $3,459,972   $3,433,803
                                  ==========   ==========

  A reconciliation of EBITDA to loss before income taxes is below:

                                    Three Months Ended     Six Months Ended
                                         June 30,              June 30,
                                  ------------------------ ------------------
                                     1999         1998       1999      1998
                                  ----------  ------------ --------  --------
                                           (dollars in thousands)
Total segment EBITDA............. $   63,349   $   63,460  $ 79,574  $ 78,650
Depreciation and amortization of
 property and equipment..........     (8,432)      (7,698)  (16,975)  (14,727)
Amortization of intangible
 assets..........................    (34,277)     (31,578)  (66,148)  (62,024)
Stock-based compensation.........     (1,917)         (63)   (3,389)     (126)
Minority interest in ZDTV's non-
 EBITDA losses...................      1,572          --      2,594       --
Interest expense, net............    (28,598)     (36,153)  (60,970)  (82,092)
                                  ----------   ----------  --------  --------
Loss before income taxes......... $   (8,303)  $  (12,032) $(65,314) $(80,319)
                                  ==========   ==========  ========  ========

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


10. Subsequent Events

 Updates.com Inc.

  On July 2, 1999, ZDNet acquired Updates.com Inc. for a purchase price of approximately $18,500,000. Consideration was in the form of $5,000,000 in cash and 582,526 shares of ZDNet Stock. This acquisition will be accounted for under the purchase method of accounting.

 Ziff-Davis Inc.

  On July 14, 1999, Ziff-Davis Inc. announced that it had retained the investment banking firm of Morgan Stanley Dean Witter ("Morgan Stanley") to explore strategic alternatives to maximize shareholder value. The Ziff-Davis Inc. Board of Directors has not embraced any particular strategic alternatives and will investigate all possible alternatives, including strategic alliances, mergers and the sale or joint venture of all or some of Ziff-Davis Inc.'s businesses. No assurances can be given that any transaction will result from the exploration process that Morgan Stanley has been retained to manage. On May 24, 1999, Ziff Davis Inc. had retained Morgan Stanley to explore strategic alternatives for its ZD Market Intelligence unit.

 SoftSeek Inc.

  On July 30, 1999, ZDNet acquired SoftSeek Inc., for a purchase price of approximately $26,000,000. Consideration was in the form of $7,000,000 in cash and 991,038 shares of ZDNet Stock valued at $19,000,000. This acquisition will be accounted for under the purchase method of accounting.

 Registration statement

  On August 5, 1999, Ziff-Davis Inc. filed a registration statement on Form S-3 (File No 333-84555), which became effective on August 11, 1999 with the Securities and Exchange Commission to register 1,180,173 shares of ZDNet Stock in connection with the acquisition of Updates.com Inc. and SoftSeek Inc.

                                       ZD
                        (a division of Ziff-Davis Inc.)

                            COMBINED BALANCE SHEETS
                             (dollars in thousands)

                                                         June 30,   December 31,
                                                           1999         1998
                                                        ----------- ------------
                                                        (Unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents............................ $   32,318   $   32,274
  Accounts receivable, net.............................    214,984      208,593
  Inventories..........................................     11,956       15,551
  Prepaid expenses and other current assets............     44,600       34,278
  Due from affiliates..................................      2,750       53,984
  Deferred taxes.......................................     22,262       21,483
                                                        ----------   ----------
    Total current assets...............................    328,870      366,163
  Property and equipment, net..........................    103,911       85,571
  Retained interest in ZDNet...........................    123,514       89,547
  Intangible assets, net...............................  2,857,724    2,844,317
  Other assets.........................................     54,229       44,340
                                                        ----------   ----------
    Total assets....................................... $3,468,248   $3,429,938
                                                        ==========   ==========
            LIABILITIES AND DIVISION EQUITY
Current liabilities:
  Accounts payable..................................... $   36,133   $   71,844
  Accrued expenses.....................................    114,481       93,824
  Unearned income, net.................................    207,995      151,003
  Due to ZDNet.........................................     27,037          --
  Due to affiliates and management.....................        --         4,618
  Current portion of notes payable to affiliates.......      6,923        7,692
  Other current liabilities............................     24,798       14,591
                                                        ----------   ----------
    Total current liabilities..........................    417,367      343,572
Notes payable to affiliates............................     67,500       70,192
Notes payable, net of unamortized discount.............  1,209,192    1,469,130
Deferred taxes.........................................    145,707      169,356
Due to management......................................      4,437        5,400
Other liabilities......................................     13,043       18,677
                                                        ----------   ----------
    Total liabilities..................................  1,857,246    2,076,327
Commitments and contingencies (see Note 6).............
Minority interest......................................     36,746        1,013
Division equity........................................  1,574,256    1,352,598
                                                        ----------   ----------
    Total liabilities and division equity.............. $3,468,248   $3,429,938
                                                        ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                                       ZD
                        (a division of Ziff-Davis Inc.)

                       COMBINED STATEMENTS OF OPERATIONS
     (Unaudited--dollars in thousands, except share and per share amounts)

                             Three months ended
                                  June 30,            Six months ended June 30,
                          --------------------------  --------------------------
                              1999          1998          1999          1998
                          ------------  ------------  ------------  ------------
Revenue, net:
  Publishing............  $    178,369  $    198,419  $    353,358  $    389,664
  Events................        75,591        65,782        94,065        92,903
  Television............         3,615           --          5,701           --
                          ------------  ------------  ------------  ------------
                               257,575       264,201       453,124       482,567
Cost of production......        73,299        74,711       130,492       143,758
Selling, general and ad-
 ministrative expenses..       140,913       127,049       268,588       258,165
Stock-based compensa-
 tion...................           637            63         1,273           126
Depreciation and amorti-
 zation of property and
 equipment..............         7,792         7,301        15,803        13,981
Amortization of intangi-
 ble assets.............        32,916        30,558        63,765        59,626
                          ------------  ------------  ------------  ------------
Income (loss) from oper-
 ations.................         2,018        24,519       (26,797)        6,911
Interest expense, net...       (29,148)      (36,153)      (61,520)      (82,092)
Income (loss) related to
 retained interest in
 ZDNet..................           679        (2,895)          493        (8,904)
Other non-operating in-
 come, net..............        10,227         2,589        11,491         4,086
Minority interest in
 losses of subsidiar-
 ies....................         6,722           --         10,078           --
                          ------------  ------------  ------------  ------------
Loss before income tax-
 es.....................        (9,502)      (11,940)      (66,255)      (79,999)
Income tax benefit (pro-
 vision)................         6,224       (64,620)       25,202        (1,682)
                          ------------  ------------  ------------  ------------
Net loss................  $     (3,278) $    (76,560) $    (41,053) $    (81,681)
                          ============  ============  ============  ============
Pro forma net loss per
 basic common share.....  $      (0.03) $      (0.77) $      (0.40) $      (0.82)
Pro forma weighted aver-
 age basic common shares
 outstanding............   103,130,069   100,000,000   102,078,285   100,000,000


   The accompanying notes are an integral part of these financial statements.

                                       ZD
                        (a division of Ziff-Davis Inc.)

               COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                       (unaudited--dollars in thousands)

                                        Three months ended   Six months ended
                                             June 30,            June 30,
                                        -------------------  ------------------
                                          1999      1998       1999      1998
                                        --------- ---------  --------  --------
Net loss..............................  $ (3,278) $ (76,560) $(41,053) $(81,681)
Other comprehensive income, net of tax
 Foreign currency translation
  adjustments.........................    (3,501)      (512)   (5,328)     (153)
 Appreciation in equity of retained
  interest in ZDNet...................    31,533        --     35,455       --
                                        --------  ---------  --------  --------
Comprehensive income (loss)...........  $ 24,754  $ (77,072) $(10,926) $(81,834)
                                        ========  =========  ========  ========



   The accompanying notes are an integral part of these financial statements.

                                       ZD
                        (a division of Ziff-Davis Inc.)

                       COMBINED STATEMENTS OF CASH FLOWS
                       (Unaudited--dollars in thousands)

                                                           Six Months Ended
                                                               June 30,
                                                         ----------------------
                                                           1999        1998
                                                         ---------  -----------
Cash flows from operating activities:
Net loss...............................................  $ (41,053) $   (81,681)
Adjustments to reconcile net loss to net cash provided
 by operating activities:
   Depreciation and amortization.......................     79,568       73,607
   Amortization of debt discount.......................      1,416          479
   (Income) loss from retained interest in ZDNet.......       (493)       8,904
   (Income) loss from equity investments...............     (1,806)      (2,613)
   Deferred tax benefit (provision)....................    (25,202)       1,682
   Stock-based compensation............................      1,273          126
   Minority interest...................................    (10,078)         --
   Changes in operating assets and liabilities:
     Accounts receivable...............................     (4,144)      16,489
     Inventories.......................................      3,595          (20)
     Accounts payable and accrued expenses.............     (2,170)     (19,445)
     Unearned income...................................     56,971       30,745
     Due to affiliates and management..................     (2,817)      19,984
     Other, net........................................    (29,420)      (3,528)
                                                         ---------  -----------
Net cash provided by operating activities..............     25,640       44,729
                                                         ---------  -----------
Cash flows from investing activities:
  Capital expenditures.................................    (47,531)     (11,449)
  Proceeds from sale of businesses.....................      9,755          --
  Distributions from joint ventures....................      4,000          --
  Investments and other................................     (3,557)      (1,193)
  Acquisitions, net of cash acquired...................    (32,800)        (500)
                                                         ---------  -----------
Net cash used by investing activities..................    (70,133)     (13,142)
                                                         ---------  -----------
Cash flows from financing activities:
  Proceeds from sale of Ziff-Davis Inc-ZD common
   stock(1)............................................     51,420      380,337
  Proceeds from issuance of notes payable(1)...........        --       242,723
  Proceeds from issuance of bank debt(1)...............        --     1,240,200
  Proceeds from sale of Ziff-Davis Inc-ZDNet common
   stock(2)............................................    172,718          --
  Proceeds from sale of interest in ZDTV...............     54,000          --
  Repayments of credit facility........................   (295,400)         --
  Borrowings under credit facility.....................     35,500          --
  Payments of notes payable to affiliates..............        --      (314,798)
  Payments of bank debt................................        --       (15,000)
  Payments of debt due to affiliate....................     (3,461)  (1,567,802)
  Purchase of treasury shares..........................        --       (29,500)
  Return of capital from ZDNet.........................      2,723          --
  Sale of treasury shares..............................        --        29,500
  Advance from affiliate...............................     27,037       20,377
  Contributed capital..................................        --        (5,143)
                                                         ---------  -----------
Net cash provided (used) by financing activities.......     44,537      (19,106)
                                                         ---------  -----------
Net increase in cash and cash equivalents..............         44       12,481
Cash and cash equivalents at beginning of period.......     32,274       30,273
                                                         ---------  -----------
Cash and cash equivalents at end of period.............  $  32,318  $    42,754
                                                         =========  ===========
Supplemental cash flow information:
  Cash paid for income taxes...........................  $     --   $       642
  Cash paid for interest...............................  $  55,612  $    72,704

--------
(1) 1998 amounts net of transaction costs of $19,563; $9,800; and $7,277, respectively
(2)  Net of transaction costs of $19,897

   The accompanying notes are an integral part of these financial statements.

                                       ZD
                        (a division of Ziff-Davis Inc.)

               COMBINED STATEMENTS OF CHANGES IN DIVISION EQUITY
                             (dollars in thousands)

                                                              Cumulative    Total
                           Division  Accumulated   Deferred   Translation  Division
                           Capital     Deficit   Compensation Adjustment    Equity
                          ---------- ----------- ------------ ----------- ----------
Balance at December 31,
1998....................  $1,559,336  $(197,238)   $(8,679)      $ (821)  $1,352,598
Issuance of common
stock...................      50,000                                          50,000
Sale of minority
interest in subsidiary..       7,176                                           7,176
Compensation earned on
stock options...........                             1,273                     1,273
Issuance of ZDNet Stock,
 net of offering cost...     172,718                                         172,718
Sale of stock under
 employee stock purchase
 plan...................         782                                             782
Stock options
 exercised..............         636                                             636
Appreciation in equity
 of retained interest in
 ZDNet..................      35,455                                          35,455
Net loss................                (41,053)                             (41,053)
Foreign currency
translation adjustment..                                         (5,329)      (5,329)
                          ----------  ---------    -------      -------   ----------
Balance at June 30, 1999
(unaudited).............  $1,826,103  $(238,291)   $(7,406)     $(6,150)  $1,574,256
                          ==========  =========    =======      =======   ==========


   The accompanying notes are an integral part of these financial statements.

                                      ZD
                        (a division of Ziff-Davis Inc.)

               NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS
(numbers rounded to the nearest thousands, except share and per share amounts)

1. Organization and Basis of Presentation

 Basis of presentation

  The accompanying unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the combined financial position of ZD at June 30, 1999 and the results of its combined operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998 have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. It is suggested that the statements be read in conjunction with ZD's combined financial statements and notes thereto for the year ended December 31, 1998, included in Ziff-Davis Inc.'s registration statement on Form S-1 dated March 30, 1999 (File No. 333-69447).

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

  ZD is the division of Ziff-Davis Inc. focused on the business of print publishing, tradeshows and conferences, television, market research and education. ZDNet is the Internet business division of Ziff-Davis Inc. As of June 30, 1999, ZD held a retained interest in ZDNet of approximately 83.2% (see Note 3).

  ZD operates in three business segments: (1) publishing, (2) events and (3) television.

 Publishing

  The publishing segment is engaged in publishing magazines, journals, newsletters, electronic information products, training manuals and market research about computer technology and the Internet. The publishing segment's principal operations are in the U.S. and Europe, although it also licenses or syndicates its editorial content to over 50 publications distributed worldwide.

 Events

  The events segment is engaged in the organization, production and management of trade shows, conferences and seminars for computer technology and the Internet industries. The events segment's principal operations are in the U.S. and to a lesser extent in Europe and Asia.

                                      ZD
                        (a division of Ziff-Davis Inc.)

         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(Continued)


 Television

  The television segment, which was acquired in February 1999 (see Note 4), is engaged in the production and distribution of television broadcasting for and about the computer technology and the Internet industries. The television segment's principal operations are in the U.S although it licenses or syndicates programming worldwide.

 Sale of Common Stock

  On March 4, 1999, Vulcan Ventures Inc., the investment vehicle of Paul G. Allen, purchased 3,030,303 shares of Ziff-Davis Inc. common stock for $50,000,000 in cash.

  On April 6, 1999, ZD completed a public offering of 10,000,000 shares of a new class of common stock called Ziff-Davis Inc.--ZDNet stock (see Note 3).

 Earnings per share

  Pro forma net loss per basic common share and the associated weighted average common shares outstanding in the 1998 period presented on the combined statement of operations assumes the ZD stock offering (see Note 2) was completed on January 1, 1998.

  Pro forma net loss per basic common share presented elsewhere in these financial statements is calculated based on pro forma net loss for the transaction being described divided by the weighted average common shares outstanding indicated on the statement of operations.

  Diluted earnings per share are not shown as the impact of stock options would be anti-dilutive.

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

                                      ZD
                        (a division of Ziff-Davis Inc.)

         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(Continued)


3. ZDNet Stock

  The stockholders of Ziff-Davis Inc. voted, at a Special Meeting held on March 30, 1999, to authorize the issuance of a new series of common stock, designated as Ziff-Davis Inc.--ZDNet Common Stock ("ZDNet Stock"), which is intended to reflect the performance of Ziff-Davis Inc.'s Internet business division ("ZDNet"). When the ZDNet Stock was issued on April 6, 1999, Ziff-Davis Inc.'s existing common stock was re-classified as Ziff-Davis Inc.--ZD Common Stock ("ZD Stock"), which is intended to reflect the performance of Ziff-Davis Inc.'s other businesses and a retained interest in ZDNet (i.e., Ziff-Davis Inc.'s interest in ZDNet excluding the interest intended to be represented by outstanding shares of ZDNet Stock) (collectively, "ZD").

  Prior to the ZDNet Stock offering, ZD held a 100% retained interest in ZDNet. The ZDNet Stock offering was completed on April 6, 1999. Ziff-Davis Inc. issued 11,500,000 shares at $19.00 per share, including 1,500,000 shares issued in conjunction with the underwriters' exercise of their option to purchase additional shares to cover over-allotments. Ziff-Davis Inc. attributed to ZDNet 1,500,000 of the sold shares in a manner analogous to a primary offering, and attributed to ZD 10,000,000 of the sold shares in respect of its retained interest in ZDNet, in a manner analogous to a secondary offering. ZD received net proceeds of approximately $172.7 million and ZDNet received net proceeds of approximately $25.9 million. The ZDNet net proceeds were loaned to ZD as an intercompany loan which will bear interest at the rate at which funding is available to Ziff-Davis Inc. After giving effect to the ZDNet Stock offering, there were 11,500,000 shares of ZDNet Stock outstanding and another 60,000,000 notional shares of ZDNet Stock intended to represent ZD's retained interest in ZDNet, which was approximately 83.9% immediately following the offering.

  Prior to the ZDNet Stock offering, Ziff-Davis Inc. provided all funding for ZD and ZDNet. Ziff-Davis Inc. continued with these practices until the ZDNet Stock was issued. Accordingly, no interest expense or income to or from ZDNet has been reflected in the financial statements of ZD for any period prior to the date on which the ZDNet Stock was issued.

  The following pro forma information has been prepared as if the ZDNet Stock offering had been consummated on January 1, 1999. The pro forma adjustments include a $3,666,000 reduction of interest expense and the tax effect of this adjustment a statutory tax rate of 41.0%. The pro forma data is not necessarily indicative of actual results had the transaction occurred on January 1, 1999. Further, pro forma results are not meant to represent future financial results. There is no pro forma impact for the three month period ended June 30, 1999.

                                                             Six Months Ended
                                                               June 30, 1999
                                                           ---------------------
                                                           (dollars in thousands
                                                             except per share
                                                                  amount)
Revenue, net..............................................       $453,124
Loss from operations......................................        (26,797)
Interest expense, net.....................................        (57,854)
Loss before taxes.........................................        (62,589)
Income tax benefit........................................        (23,699)
Net loss..................................................        (38,890)
Pro forma loss per basic common share.....................           (.38)

4. ZDTV

  On February 4, 1999, ZD purchased ZDTV, LLC ("ZDTV") from MAC Holdings (America) Inc., a related party, for a purchase price of approximately $81,400,000. ZD paid approximately $32,800,000 of the purchase

                                      ZD
                        (a division of Ziff-Davis Inc.)

         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(Continued)

price in cash (settled on February 5, 1999) and paid the remainder by applying approximately $48,600,000 in advances owed to it by MAC Holdings (America) Inc. ZD also agreed to be responsible for the funding of ZDTV during the period in 1999 prior to the purchase which will be accounted for as additional purchase price. Such funding amounted to approximately $4,200,000.

  On February 5, 1999 Vulcan Programming Inc., an entity owned by Paul G. Allen, purchased a one-third interest in ZDTV for $54,000,000 in cash. In April 1999, an additional 4% of ZDTV was sold to ZDTV's president.

  The following unaudited summary pro forma information assumes that the acquisition of ZDTV and the sale of a one-third interest in ZDTV to Vulcan Programming Inc. had been consummated on January 1, 1999. Adjustments for ZDTV transactions include the operating results of ZDTV, amortization of the purchase price of ZDTV, Vulcan Programming's one-third interest in the losses of ZDTV and the tax effects of these items. The pro forma data is not necessarily indicative of actual results had the transaction occurred on January 1, 1999. Further, pro forma results are not meant to represent future financial results. There is no pro forma impact for the three months ended June 30, 1999.

                                               Six Months Ended June 30, 1999
                                               --------------------------------
                                                         Adjustments
                                                           for ZDTV
                                                  ZD     Transactions Pro Forma
                                               --------  ------------ ---------
                                                    (dollars in thousands
                                                  except per share amounts)
Revenue....................................... $453,124     $  316    $453,440
Loss from operations..........................  (26,797)    (2,546)    (29,343)
Net loss......................................  (41,053)    (1,006)    (42,059)
Pro forma loss per basic common share.........                        $  (0.41)

 ZDTV 1999 Profits Interest Plan

  On May 11, 1999, ZDTV's Board of Directors adopted and approved the ZDTV 1999 Profits Interest Plan. Under such plan, ZDTV's Board of Directors may issue interests in ZDTV for incentive purposes to employees, directors and consultants covered by the plan. At June 30, 1999, there were 6,544,800 units issued under the plan.

5. Income Taxes

  Income taxes are provided based on ZD's projected annual effective tax rate which differs from the U.S. federal statutory rate of 35% due to certain items which are not deductible for income tax purposes, primarily losses of the MAC Assets prior to their purchase by ZD and nondeductible goodwill amortization and the effect of state and local taxes. The tax benefit recorded for the three and six months ended June 30, 1999 has been reflected as a reduction of the deferred tax liability as it is anticipated that the benefit will be realizable in future periods.

6. Commitments and Contingencies

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

                                      ZD
                        (a division of Ziff-Davis Inc.)

         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(Continued)


  The complaints alleged that defendants violated Sections 11, 12(a) (2) and 15 of the Securities Act of 1933 in connection with the registration statement filed by Ziff-Davis Inc. with the Securities and Exchange Commission relating to the initial public offering of Ziff-Davis Inc.'s stock completed on May 4, 1998 (the "IPO"). More particularly, the complaints alleged that the registration statement contained false and misleading statements and failed to disclose facts that could have indicated an impending decline in Ziff-Davis Inc.'s revenue. The complaints sought on behalf of a class of purchasers of Ziff-Davis Inc.'s common stock from the date of the IPO through October 8, 1998 unspecified damages, interest, fees and costs, rescission, and injunctive relief such as the imposition of a constructive trust upon the proceeds of the IPO.

  On January 28, 1999, the court entered an order consolidating the actions, appointing lead plaintiff's counsel and requiring the filing of a consolidated amended complaint. The consolidated amended complaint was filed on June 15, 1999 and only alleges claims under Section 11 of the Securities Act of 1933. On May 20, 1999, Ziff-Davis Inc. moved to dismiss the consolidated amended complaint. In July 1999, plaintiff filed their response to the motion. Ziff-Davis Inc. filed a reply on August 11, 1999.

  In addition, two derivative suits have been filed by stockholders against Ziff-Davis Inc. and all of its directors in the Court of Chancery of the State of Delaware for New Castle County. The complaints allege that the directors breached their fiduciary duties to Ziff-Davis Inc. by repricing the stock options awarded to certain directors and demand the nullification of the repricing and an injunction against exercise by the directors of any repriced option. Plaintiffs filed an amended complaint on February 17, 1999 (which is substantially similar to the original complaints, except that the amended complaint also addresses the granting of "new options" at an allegedly "reduced exercise price") and the actions have been consolidated. Answers to the amended complaint on behalf of both Ziff-Davis Inc. and its directors were filed on April 12, 1999. Discovery is proceeding.

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

 Interest rate swap

  On June 15, 1999, ZD amended a swap agreement (with a notional amount of $100 million) by reducing the fixed rate paid to the counterparty and providing the counterparty with a one-time option to cancel the swap agreement on February 5, 2000. ZD entered into another swap agreement (with a notional amount of $50 million) on June 15, 1999. Under this swap agreement, ZD will receive a fixed rate of interest and pay a floating rate of interest based on 3 months LIBOR, which resets quarterly, for the term of the agreement.

                                      ZD
                        (a division of Ziff-Davis Inc.)

         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(Continued)


7. Segment Information

  ZD operates in three reportable business segments: (1) publishing, (2) events and (3) television. All material inter-segment revenue has been eliminated. The following table presents information about each of the reported segments:

                                     Three months ended     Six months ended
                                          June 30,              June 30,
                                   ------------------------ ------------------
                                      1999         1998       1999      1998
                                   ----------  ------------ --------  --------
                                            (dollars in thousands)
Revenue:
Publishing.......................  $  178,369   $  198,419  $353,358  $389,664
Events...........................      75,591       65,782    94,065    92,903
Television.......................       3,615          --      5,701       --
                                   ----------   ----------  --------  --------
  Total..........................  $  257,575   $  264,201  $453,124  $482,567
                                   ==========   ==========  ========  ========
                                     Three months ended     Six months ended
                                          June 30,              June 30,
                                   ------------------------ ------------------
                                      1999         1998       1999      1998
                                   ----------  ------------ --------  --------
                                            (dollars in thousands)
EBITDA:
Publishing.......................  $   40,331   $   36,056  $ 68,492  $ 58,906
Events...........................      31,399       27,404    24,202    19,744
Television.......................      (9,155)         --    (13,894)      --
                                   ----------   ----------  --------  --------
  Total..........................  $   62,575   $   63,460  $ 78,800  $ 78,650
                                   ==========   ==========  ========  ========
                                    June 30,   December 31,
                                      1999         1998
                                   ----------  ------------
                                   (dollars in thousands)
Total Assets:
Publishing.......................  $2,139,450   $2,285,920
Events...........................   1,187,885    1,144,018
Television.......................     140,913          --
                                   ----------   ----------
  Total..........................  $3,468,248   $3,429,938
                                   ==========   ==========

  A reconciliation of EBITDA to loss before income taxes is below:

                                     Three months ended     Six months ended
                                          June 30,              June 30,
                                   ------------------------ ------------------
                                      1999         1998       1999      1998
                                   ----------  ------------ --------  --------
                                            (dollars in thousands)
Total segment EBITDA.............  $   62,575   $   63,460  $ 78,800  $ 78,650
Depreciation and amortization of
 property and equipment..........      (7,792)      (7,301)  (15,803)  (13,981)
Amortization of intangible
 assets..........................     (32,916)     (30,558)  (63,765)  (59,626)
Stock-based compensation.........        (637)         (63)   (1,273)     (126)
Retained interest in ZDNet's non-
 EBITDA losses...................      (3,156)      (1,325)   (5,288)   (2,824)
Minority interest in ZDTV's non-
 EBITDA losses...................       1,572          --      2,594       --
Interest expense, net............     (29,148)     (36,153)  (61,520)  (82,092)
                                   ----------   ----------  --------  --------
Loss before income taxes.........  $   (9,502)  $  (11,940) $(66,255) $(79,999)
                                   ==========   ==========  ========  ========

                                      ZD
                        (a division of Ziff-Davis Inc.)

         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(Continued)


8. SUBSEQUENT EVENTS

 Ziff-Davis Inc.

  On July 14, 1999, Ziff-Davis Inc. announced that it had retained the investment banking firm of Morgan Stanley Dean Witter ("Morgan Stanley") to explore strategic alternatives to maximize shareholder value. The Ziff-Davis Inc. Board of Directors has not embraced any particular strategic alternatives and will investigate all possible alternatives, including strategic alliances, mergers, and the sale or joint venture of all or some of Ziff-Davis Inc.'s businesses (including the businesses which make up ZD). No assurances can be given that any transaction will result from the exploration process that Morgan Stanley has been retained to manage. On May 24, 1999, Ziff-Davis Inc. had retained Morgan Stanley to explore strategic alternatives for its ZD Market Intelligence unit.

                                     ZDNet
                        (a division of Ziff-Davis Inc.)

                            COMBINED BALANCE SHEETS
                             (dollars in thousands)

                                                             June 30,   December 31,
                                                               1999         1998
                                                            ----------- ------------
                                                            (Unaudited)
                          ASSETS
Current assets:
  Cash and cash equivalents................................  $    211     $   292
  Accounts receivable, net.................................    19,911      18,732
  Receivable from ZD.......................................    27,037         --
  Deferred taxes...........................................       --          779
  Other current assets.....................................       908         265
                                                             --------     -------
    Total current assets...................................    48,067      20,068
Securities available for sale..............................    10,709         --
Property and equipment, net................................     5,844       5,618
Investment, at cost........................................     6,618       5,000
Deferred taxes.............................................     2,420       4,274
Intangible assets, net.....................................    71,036      62,726
                                                             --------     -------
    Total assets...........................................  $144,694     $97,686
                                                             ========     =======
              LIABILITIES AND DIVISION EQUITY
Current liabilities:
  Accounts payable.........................................  $  4,972     $ 2,553
  Accrued expenses.........................................     2,660       3,495
  Unearned income..........................................     6,638       1,078
                                                             --------     -------
    Total current liabilities..............................    14,270       7,126
Non-current liabilities....................................       --        1,013
                                                             --------     -------
    Total liabilities......................................    14,270       8,139
                                                             --------     -------
Commitments and contingencies (see Note 7)
Division equity............................................   130,424      89,547
                                                             --------     -------
    Total liabilities and division equity..................  $144,694     $97,686
                                                             ========     =======


     The accompanying notes are an integral part of the combined financial statements.

                                     ZDNet
                        (a division of Ziff-Davis Inc.)

                       COMBINED STATEMENTS OF OPERATIONS
     (Unaudited--dollars in thousands, except share and per share amounts)

                                   Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                  ---------------------  ---------------------
                                     1999       1998        1999       1998
                                  ---------- ----------  ---------- ----------
Revenue, net....................  $   22,939 $   12,274  $   41,500 $   21,962
Cost of operations:
  Production and content........       8,526      6,573      16,286     13,065
  Selling, general and
   administrative expenses......       9,805      7,415      18,776     15,247
  Stock-based compensation......       1,278        --        2,114        --
  Depreciation and amortization
   of property and equipment....         639        397       1,172        746
  Amortization of intangible
   assets.......................       1,361      1,020       2,383      2,398
                                  ---------- ----------  ---------- ----------
Income (loss) from operations...       1,330     (3,131)        769     (9,494)
Interest income.................         550        --          550        --
Minority interest...............         --         145         117        270
                                  ---------- ----------  ---------- ----------
Income (loss) before income
 taxes..........................       1,880     (2,986)      1,436     (9,224)
Income tax provision (benefit)..       1,064        (92)        806       (320)
                                  ---------- ----------  ---------- ----------
Net income (loss)...............  $      816 $   (2,894) $      630 $   (8,904)
                                  ========== ==========  ========== ==========
Pro forma net income (loss) per
 basic and diluted common
 share..........................  $      .01 $     (.04) $      .01 $     (.12)
Pro forma weighted average basic
 common shares outstanding......  72,060,967 71,500,000  71,782,033 71,500,000
Pro forma weighted average
 diluted common shares
 outstanding....................  80,913,659 71,500,000  80,492,169 71,500,000


     The accompanying notes are an integral part of the combined financial statements.

                                     ZDNet
                        (a division of Ziff-Davis Inc.)

               COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                       (Unaudited--dollars in thousands)

                                         Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                         -------------------  ----------------
                                          1999       1998      1999     1998
                                         -------------------  ----------------
Net income (loss)....................... $   816     $(2,894) $   630  $(8,904)
Other comprehensive income, net of tax:
  Foreign currency translation adjust-
   ments................................     342         --       743       14
  Unrealized (loss) gain on securities
   available for sale...................    (449)        --     2,637      --
                                         -------  ----------  ------- --------
Comprehensive income (loss)............. $   709     $(2,894) $ 4,010  $(8,890)
                                         =======  ==========  ======= ========



     The accompanying notes are an integral part of the combined financial statements.

                                     ZDNet
                        (a division of Ziff-Davis Inc.)

                       COMBINED STATEMENTS OF CASH FLOWS
                       (Unaudited--dollars in thousands)

                                                            Six Months Ended
                                                                June 31,
                                                            ------------------
                                                              1999      1998
                                                            --------  --------
Cash flows from operating activities:
Net income (loss).......................................... $    630  $ (8,904)
  Adjustments to reconcile net income (loss) to net cash
   provided by (used) in operating activities:
  Depreciation and amortization of property and equipment..    1,172       746
  Amortization of intangible assets........................    2,383     2,398
  Minority interest........................................     (117)     (270)
  Deferred tax provision (benefit).........................      806      (320)
  Stock-based compensation.................................    2,114       --
  Changes in operating assets and liabilities:
    Accounts receivable....................................   (1,179)     (213)
    Other current assets...................................     (644)       (1)
    Accounts payable and accrued expenses..................    1,585     2,716
    Unearned income........................................     (680)      919
    Other, net.............................................      740       (10)
                                                            --------  --------
Net cash provided by (used in) operating activities........    6,810    (2,939)
                                                            --------  --------
Cash flows from investing activities:
  Capital expenditures.....................................   (1,398)   (1,950)
  Investments..............................................   (1,618)      --
                                                            --------  --------
Net cash used in investing activities......................   (3,016)   (1,950)
                                                            --------  --------
Cash flows from financing activities:
  Capital (distributions) contributions to from ZD.........   (2,723)    5,143
  Advances to ZD...........................................  (27,037)      --
  Proceeds from stock offering(1)..........................   25,885       --
                                                            --------  --------
Net cash (used) in provided by financing activities........   (3,875)    5,143
                                                            --------  --------
Net (decrease) increase in cash and cash equivalents.......      (81)      254
Cash and cash equivalents at beginning of period...........      292        28
                                                            --------  --------
Cash and cash equivalents at end of period................. $    211  $    282
                                                            ========  ========

--------
(1) Net of transaction costs of $2,615.


     The accompanying notes are an integral part of the combined financial statements.

                                     ZDNet
                        (a division of Ziff-Davis Inc.)

               COMBINED STATEMENTS OF CHANGES IN DIVISION EQUITY
                             (dollars in thousands)

                                                              Unrealized Gain   Cumulative   Total
                          Division    Deferred   Accumulated   on Securities    Translation Division
                          Capital   Compensation   Deficit   Available for Sale Adjustment   Equity
                          --------  ------------ ----------- ------------------ ----------- --------
Balance at December 31,
 1998...................  $148,975    $(13,345)   $(46,047)        $  --           $(36)    $ 89,547
Return of capital to
 parent.................    (2,723)                                                           (2,723)
Stock-based
 compensation...........                 2,114                                                 2,114
Unrealized gain on
 securities available
 for sale, net..........                                            2,637                      2,637
Issuance of ZDNet
 Stock..................    25,885                                                            25,885
Acquisition of
 GameSpot...............    12,031        (443)                                               11,588
Net income..............                               630                                       630
Foreign exchange
 translation
 adjustment.............                                                            746          746
                          --------    --------    --------         ------          ----     --------
Balance at June 30, 1999
 (unaudited)............  $184,168    $(11,674)   $(45,417)        $2,637          $710     $130,424
                          ========    ========    ========         ======          ====     ========


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

                                     ZDNet
                        (a division of Ziff-Davis Inc.)

               NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS
 (numbers rounded to the nearest thousand, except share and per share amounts)

1. Organization and Basis of Presentation

 Basis of presentation

  The accompanying unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the combined financial position of ZDNet at June 31, 1999 and the results of its combined operations for the three and six months ended June 30, 1999 and 1998 and cash flows for the three months ended June 30, 1999 and 1998 have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. It is suggested that the statements be read in conjunction with ZDNet's combined financial statements for the year ended December 31, 1999, included in Ziff-Davis Inc.'s registration statement dated March 30, 1999 Form S-1 (File No. 333-69447).

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

  ZDNet is the Internet business division of Ziff-Davis Inc. ZD is the division of Ziff-Davis Inc. focused on the business of print publishing, trade shows and conferences, television, market research and education. At June 30, 1999, ZD held a retained interest in ZDNet of approximately 83.2% (see Note
3).

 Acquisition of GameSpot, Inc.

  In January 1997, SOFTBANK Holdings Inc. ("SBH"), an affiliate of Ziff-Davis Inc., acquired 70% of GameSpot ("GameSpot", formerly SpotMedia Communications, Inc.) for approximately $3,000,000. Funds for this acquisition were provided by Ziff-Davis Inc., to SBH. As part of the initial public offering and reorganization that was completed on May 4, 1998 (See Note 2), the 70% interest in GameSpot was contributed to ZDNet. Because GameSpot and Ziff-Davis Inc. were under common control at the time of the transaction, the GameSpot acquisition has been accounted for in a manner similar to a pooling of interests and GameSpot's results have been included in ZDNet's results since the time of common ownership (January 1997).

  On April 7, 1999, Ziff-Davis Inc. completed the acquisition of the remaining 30% interest in GameSpot in exchange for 600,000 newly issued shares of ZDNet Stock valued at approximately $11,400,000. This acquisition has been accounted for under the purchase method of accounting.

 Reclassifications

  Certain amounts have been reclassified, where appropriate, to conform to the current financial statement presentation.

                                     ZDNet
                        (a division of Ziff-Davis Inc.)

         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(Continued)


2. Reorganization and initial public offering

  On May 4, 1998, SOFTBANK Corp., through its wholly owned subsidiary, SBH, completed a reorganization whereby the common stock of the predecessor companies to Ziff-Davis Inc. was contributed to Ziff-Davis Inc. in exchange for 73,619,355 shares of Ziff-Davis Inc.'s common stock. Concurrent with the reorganization, Ziff-Davis Inc. (1) completed an initial public offering of 25,800,000 common shares at an initial public offering purchase price of $15.50 per share, (2) issued $250,000,000 of 8 1/2% subordinated notes due 2008, (3) entered into a $1,350,000,000 credit facility with a group of banks under which $1,250,000,000 was borrowed and (4) converted $908,673,000 of intercompany indebtedness to equity. In addition, Ziff-Davis Inc. received approximately $9,107,000 of fixed assets from Kingston Technology Company ("Kingston"), a related party, in exchange for 580,645 shares of Ziff-Davis Inc.'s common stock and $107,000 in cash. These assets have been subsequently leased back to Kingston. Total shares of common stock issued to Softbank were 74,200,000. The transactions described above are herein referred to as the "Reorganization".

  Proceeds, net of transaction costs, from the initial public offering and funding transactions in the Reorganization of $1,863,260,000 were used to complete the purchase of certain assets from MAC for $370,000,000, and repay intercompany indebtedness. The ZDNet business was a portion of the MAC Assets acquired at that time.

3. ZDNet Stock

  The stockholders of Ziff-Davis Inc. voted, at a Special Meeting held on March 30, 1999, to authorize the issuance of a new series of common stock, designated as Ziff-Davis Inc.--ZDNet Common Stock ("ZDNet Stock"), which is intended to reflect the performance of Ziff-Davis Inc.'s Internet business division ("ZDNet"). When the ZDNet Stock was issued on April 6, 1999, Ziff-Davis Inc.'s existing common stock was re-classified as Ziff-Davis Inc.--ZD Common Stock ("ZD Stock"), which is intended to reflect the performance of Ziff-Davis Inc.'s other businesses and a retained interest in ZDNet (i.e., Ziff-Davis Inc.'s retained interest in ZDNet excluding the interest intended to be represented by outstanding shares of ZDNet Stock)(collectively, "ZD").

  Prior to the ZDNet Stock offering, ZD held a 100% retained interest in ZDNet. The ZDNet Stock offering was completed on April 6, 1999. Ziff-Davis Inc. issued 11,500,000 shares at $19.00 per share including 1,500,000 shares issued in conjunction with the underwriters' exercise of their option to purchase additional shares to cover over-allotments. Ziff-Davis Inc. attributed to ZDNet 1,500,000 of the sold shares in a manner analogous to a primary offering and the related net proceeds of approximately $25.9 million. The full amount of the net proceeds was loaned to ZD as an intercompany loan which bears interest at the rate at which funding is available to Ziff-Davis Inc. After giving effect to the ZDNet Stock offering, there were 11,500,000 shares of ZDNet Stock outstanding and another 60,000,000 notional shares of ZDNet Stock intended to represent ZD's retained interest in ZDNet, which was approximately 83.9% immediately following the offering.

  Prior to the ZDNet Stock offering, Ziff-Davis Inc. provided all funding for ZD and ZDNet. Ziff-Davis Inc. continued these practices until the ZDNet Stock was issued. Accordingly, no interest expense or income to or from ZD has been reflected in the financial statements of ZDNet for any period prior to the date on which the ZDNet Stock was issued.

  The following summary pro forma information has been prepared as if the ZDNet Stock offering had been consummated on January 1, 1999. The pro forma adjustments include the recognition of $550,000 of interest income from ZD and the tax effect of this adjustment at a statutory tax rate of 41.0%. The pro forma data is not necessarily indicative of actual results had the transaction occurred on January 1, 1999. Further, pro forma results are not meant to represent future financial results. There is no pro forma impact for the three month period ended June 30, 1999.

                                     ZDNet
                        (a division of Ziff-Davis Inc.)

         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(Continued)


                                                            Six Months Ended
                                                             June 30, 1999
                                                         ----------------------
                                                         (dollars in thousands,
                                                         except share amounts)
        Revenue, net...................................         $41,500
        Loss from operations...........................             769
        Interest income................................           1,100
        Income before taxes............................           1,986
        Income tax provision...........................           1,031
        Net income.....................................             955
        Pro forma net income per basic and diluted com-
         mon share.....................................             .01

4. Investments

 BuyDirect.com

  On February 19, 1999 ZDNet acquired warrants to purchase 2,005,400 shares of Series E preferred stock of BuyDirect.com Inc. ("Series E shares") at a exercise price $1.65. On March 25, 1999, ZDNet exercised its warrants and received 1,510,020 Series E shares in a cashless exercise by exchanging 495,380 warrants in lieu of payment of the exercise price. On March 30, 1999, BuyDirect.com Inc. was acquired by Beyond.com Corporation and these Series E shares were converted to 438,057 shares of Beyond.com Corporation and at June 30, 1999 are reflected in the balance sheet as Securities Available for Sale.

  The warrants were granted in connection with an agreement by BuyDirect.com Inc. to advertise on certain ZDNet sites. As a result, the fair value of the warrants on February 19, 1999 was recorded as deferred revenue and will be recognized as income over the life of the advertising agreement. The fair value of the warrants was determined to be $6,240,000.

  In June 1999, ZDNet entered into an agreement to hedge a portion of the unrealized gain associated with these shares. (See Note 7)

 Deja.com

  On May 13, 1999, ZDNet made an additional investment in Deja.com Inc. (formerly Deja News, Inc.) with the purchase of 386,939 shares of Series D convertible non-voting preferred stock at a purchase price of $3.61 per share. Combined with previous investments, at June 30, 1999, ZDNet owned 6.6% of Deja.com Inc.

5. Income Taxes

  Income taxes are provided based on ZDNet's projected annual effective tax rate which differs from the U.S. federal statutory rate of 35% due to certain items which are not deductible for income tax purposes, primarily nondeductible goodwill amortization and the effect of state and local taxes. In addition, tax benefits attributable to losses in foreign jurisdictions and certain U.S. losses are subject to the establishment of a valuation allowance inasmuch as such loss carryforwards are not expected to be utilized in the future. The tax benefit recorded for the six months ended June 30, 1999 has been reflected as a non-current deferred tax assets as it is anticipated that the benefit will reverse in future periods when ZDNet generates taxable income.

6. Earnings per share

  Pro forma earnings per share and the related weighted average common shares outstanding presented in the statement of operations assume the ZDNet Stock Offering (see Note 3) occurred on January 1, 1998.

                                     ZDNet
                        (a division of Ziff-Davis Inc.)

         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(Continued)


  A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share are presented below:

                             Three Months Ended          Six Months Ended
                                  June 30,                   June 30,
                          -------------------------  -------------------------
                              1999         1998          1999         1998
                          ------------ ------------  ------------ ------------
                          (in thousands, except share and per share amounts)
  Income (loss) available
   to common
   shareholder........... $        816 $     (2,894) $        630 $     (8,904)
                          ============ ============  ============ ============
  Pro forma weighted
   average basic common
   shares outstanding....   72,060,967   71,500,000    71,782,033   71,500,000
  Dilutive potential
   common shares.........    8,852,692          --      8,710,136          --
                          ------------ ------------  ------------ ------------
  Pro forma weighted
   average dilutive
   common shares
   outstanding...........   80,913,659   71,500,000    80,492,169   71,500,000
                          ============ ============  ============ ============
  Pro forma income (loss)
   per basic common
   share.................        $ .01       $ (.04)        $ .01       $ (.12)
  Pro forma income (loss)
   per dilutive common
   share.................        $ .01       $ (.04)        $ .01       $ (.12)

  Certain options were not included in the computation of diluted net earnings per share because the options exercise prices were greater than the average market prices of the common shares. For the three months and six months period ended June 30, 1999, options to purchase 1,823,580 shares of ZDNet stock at prices ranging from $29.88 to $42.88 per share were outstanding and not included in the calculations. There were no options outstanding during the 1998 periods.

7. Commitments and Contingencies

 Class action and derivative litigations

  ZDNet and Ziff-Davis Inc. are subject to various legal proceedings arising in the normal course of business.

  Following a decline in the price per share of Ziff-Davis Inc.'s common stock in October 1998, eight securities class action suits were filed against Ziff-Davis Inc. and certain of its directors and officers in the United States District Court for the Southern District of New York.

  The complaints alleged that defendants violated Sections 11, 12(a) (2) and 15 of the Securities Act of 1933 in connection with the registration statement filed by Ziff-Davis Inc. with the Securities and Exchange Commission relating to the initial public offering of Ziff-Davis Inc.'s stock completed on May 4, 1998 (the "IPO"). More particularly, the complaints alleged that the registration statement contained false and misleading statements and failed to disclose facts that could have indicated an impending decline in Ziff-Davis Inc.'s revenue. The complaints sought on behalf of a class of purchasers of Ziff-Davis Inc.'s common stock from the date of the IPO through October 8, 1998 unspecified damages, interest, fees and costs, rescission, and injunctive relief such as the imposition of a constructive trust upon the proceeds of the IPO.

  On January 28, 1999, the court entered an order consolidating the actions, appointing lead plaintiff's counsel and requiring the filing of a consolidated amended complaint. The consolidated amended complaint was filed on June 15, 1999 and only alleges claims under Section 11 of the Securities Act of 1933. On May 20, 1999, Ziff-Davis Inc. moved to dismiss the consolidated amended complaint. In July 1999, plaintiff filed their response to the motion. Ziff-Davis Inc. filed a reply on August 11, 1999.

  In addition, two derivative suits have been filed by stockholders against Ziff-Davis Inc. and all of its directors in the Court of Chancery of the State of Delaware for New Castle County. The complaints allege that

                                     ZDNet
                        (a division of Ziff-Davis Inc.)

         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(Continued)

the directors breached their fiduciary duties to Ziff-Davis Inc. by repricing the stock options awarded to certain directors and demand the nullification of the repricing and an injunction against exercise by the directors of any repriced option. Plaintiffs filed an amended complaint on February 17, 1999 (which is substantially similar to the original complaints, except that the amended complaint also addresses the granting of "new options" at an allegedly "reduced exercise price") and the actions have been consolidated. Answers to the amended complaint on behalf of both Ziff-Davis Inc. and its directors were filed on April 12, 1999. Discovery is proceeding.

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

 Beyond.com Hedge

  In June 1999, ZDNet entered into a short-sale to effect a hedge on 300,000 of its 438,057 shares of Beyond.com. These shares were sold on behalf of ZDNet by a third party at a weighted average price of $22.50 per share. Upon delivery of the shares to the third party, ZDNet will receive the cash proceeds of the sale and recognize a gain. However, ZDNet is not required to deliver the shares in any specified time-frame.

8. Subsequent Events

 Updates.com Inc.

  On July 2, 1999, ZDNet acquired Updates.com Inc. for a combination of cash and stock which amounted to a purchase price of approximately $18,500,000. ZDNet paid $5,000,000 in cash and issued 582,526 shares of ZDNet Stock in consideration of the assets purchased. This acquisition will be accounted for under the purchase method of accounting.


 Ziff-Davis Inc.

  On July 14, 1999, Ziff-Davis Inc. announced that it has retained the investment banking firm of Morgan Stanley Dean Witter ("Morgan Stanley") to explore strategic alternatives to maximize shareholder value. The Ziff-Davis Inc. Board of Directors has not embraced any particular strategic alternative and will investigate all possible alternatives, including strategic alliances, mergers and the sale or joint venture of all or some of Ziff-Davis, Inc's businesses (including ZDNet). No assurances can be given that any transaction will result from the exploration process that Morgan Stanley Dean Witter has been retained to manage. On May 24, 1999 Ziff-Davis Inc. had retained Morgan Stanley to explore strategic alternatives for its ZD Market Intelligence unit.

                                     ZDNet
                        (a division of Ziff-Davis Inc.)

         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(Continued)


 SoftSeek, Inc.

  On July 30, 1999, ZDNet acquired SoftSeek Inc. for a purchase price of approximately $26,000,000. Consideration was in the form of $7,000,000 in cash and 991,038 shares of ZDNet stock valued at $19,000,000. This acquisition will be accounted for under the purchase method of accounting.

 Registration statement

  On August 5, 1999, Ziff-Davis Inc. filed a registration statement on Form S-3 (File No. 333-84555), which become effective on August 11, 1999, with the Securities and Exchange Commission to register 1,180,173 shares of ZDNet stock in connection with the acquisition of Updates.com Inc. and SoftSeek Inc.

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

  On July 14, 1999, Ziff-Davis Inc. announced that it had retained Morgan Stanley Dean Witter ("Morgan Stanley") to explore strategic alternatives to maximize shareholder value. The Ziff-Davis Inc. Board of Directors has not embraced any particular strategic alternatives, and will investigate all possible alternatives, including strategic alliances, mergers and the sale or joint venture of all or some of Ziff-Davis, Inc.'s businesses. No assurances can be given that any transaction will result from the exploration process that Morgan Stanley has been retained to manage. On May 24, 1999, the Company retained Morgan Stanley to explore strategic alternatives for its ZD Market Intelligence unit.

ZDNet Stock

  The stockholders of Ziff-Davis Inc. voted, at a Special Meeting held on March 30, 1999, to authorize the issuance of a new series of common stock, designated as Ziff-Davis Inc.--ZDNet Common Stock ("ZDNet Stock"), which is intended to reflect the performance of Ziff-Davis Inc.'s Internet business division, ZDNet. When the ZDNet Stock was issued on April 6, 1999, Ziff-Davis Inc.'s existing common stock was re-classified as Ziff-Davis Inc.--ZD Common Stock ("ZD Stock"), which is intended to reflect the performance of Ziff-Davis Inc.'s other businesses and a retained interest in ZDNet. The businesses represented by ZD Stock are referred to as "ZD".

  The ZDNet Stock offering was completed on April 6, 1999. Ziff-Davis Inc. issued 11.5 million shares of ZDNet Stock, including 1.5 million shares issued in conjunction with the underwriters' exercise of their option to purchase additional shares to cover over-allotments. Net proceeds of approximately $198.6 million were received on April 6, 1999.

Acquisitions and Sale of Common Stock

 ZDTV

  On February 4, 1999, Ziff-Davis Inc. purchased ZDTV, LLC ("ZDTV") from MAC Holdings (America) Inc., a related party, for a purchase price of approximately $81.4 million. Ziff-Davis Inc. paid approximately

$32.8 million of the purchase price in cash (settled on February 5, 1999) and paid the remainder by applying approximately $48.6 million in advances owed to it by MAC Holdings (America) Inc. Ziff-Davis Inc. also agreed to be responsible for the funding of ZDTV during the period in 1999 prior to the purchase which will be accounted for as additional purchase price. Such funding amounted to approximately $4.2 million.

  On February 5, 1999, Vulcan Programming Inc., an entity owned by Paul G. Allen, purchased a one-third interest in ZDTV for $54 million in cash. In April 1999, an additional 4% of ZDTV was sold to ZDTV's president.

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

 GameSpot, Inc.

  On April 7, 1999, Ziff-Davis Inc. closed on the acquisition of the remaining 30% interest in GameSpot Inc. in exchange for 600,000 newly issued shares of ZDNet Stock valued at approximately $11.4 million. This acquisition was accounted for under the purchase method of accounting.

 Updates.com, Inc.

  On July 2, 1999, Ziff-Davis Inc. acquired Updates.com Inc. for $5 million in cash and 582,526 shares of ZDNet Stock valued at $13.5 million. This acquisition will be accounted for under the purchase method of accounting.

 Softseek Inc.

  On July 30, 1999, Ziff-Davis Inc. acquired Softseek, Inc. for $7 million in cash and 991,038 shares of ZDNet Stock valued at $19 million. This acquisition will be accounted for under the purchase method of accounting.

  In connection with the acquisitions described in the preceding three paragraphs, amortization expense for 1999 will increase by approximately $5.5 million.

 Presentation of Financial Information

  Ziff-Davis Inc. is comprised of certain operations which were acquired at various times and completed a reorganization in May 1998. See Notes 1 and 2 to the Consolidated Financial Statements included in Ziff-Davis Inc.'s Annual Report on Form 10-K (File No. 001-14055).

Results of Operations

 Comparison of the three months ended June 30, 1999 and 1998

 Revenue

  Revenue for the second quarter of 1999 was $280.5 million compared to $276.5 million for the second quarter of 1998, an increase of $4.0 million or 1.5%. Revenue by segment is summarized in the following table:

                                                           Three Months Ended
                                                                June 30,
                                                         -----------------------
                                                            1999        1998
                                                         ----------- -----------
                                                         (dollars in thousands)
      Revenue:
        Publishing...................................... $   178,369 $   198,419
        Events..........................................      75,591      65,782
        Internet........................................      22,939      12,274
        Television......................................       3,615         --
                                                         ----------- -----------
          Total......................................... $   280,514 $   276,475
                                                         =========== ===========

  Revenue from the publishing segment decreased by $20.1 million or 10.1%, from $198.4 million in the second quarter of 1998 to $178.4 million in the second quarter of 1999. Excluding the effect of the three magazines that were closed in October 1998 as part of a restructuring, publishing segment revenue decreased by $11.6 million or 6.1%. Revenue from consumer publications increased 48.6% but was more than offset by a revenue decline from business publications. Margin pressure on computer equipment manufacturers, industry and product delays, and a focus on Year 2000 transition contributed to reduced demand for advertising in Ziff-Davis Inc.'s business magazines.

  Revenue from the events segment increased by $9.8 million or 14.9% from $65.8 million in the second quarter of 1998 to $75.6 million in the second quarter of 1999. The primary reason for the increase was the shift of two events from the first quarter of 1998 to the second quarter of 1999, partially offset by the shifting of an event from the second quarter in 1998 to the first quarter in 1999. Excluding the shifting of events, revenue increased by $0.9 million or 1.2%, primarily as a result of the continued growth of JavaOne and N+I Las Vegas, mostly offset by a decrease in revenue at COMDEX/Spring and the discontinuation of certain smaller events.

  Revenue from the Internet segment increased by $10.7 million or 86.9% from $12.3 million in the second quarter of 1998 to $22.9 million in the second quarter of 1999. Revenue from advertising accounted for 93.3% of total revenue for 1999 compared to 82.7% for the same period in 1998. The increase in revenue was attributed to increases in rates and volume. During the period both the number of advertisers and the average monthly revenue per advertiser increased as did the average sale price per page. Subscription-based fees and services declined as expected and were $1.5 million for the three months ended June 30, 1999 compared to $2.1 million for the same period in 1998.

  Revenue from the television segment was $3.6 million for 1999. The television segment was acquired on February 4, 1999 when Ziff-Davis Inc. purchased ZDTV from MAC Holdings (America) Inc. for an aggregate purchase price of $81.4 million. (See Note 4 in the Ziff-Davis Inc. Unaudited Consolidated Financial Statements.)

 Cost of production

  The cost of production increased by $0.5 million or 0.7% from $75.7 million in the second quarter of 1998 to $76.2 million in the second quarter of 1999. The increase was driven by the acquisition of ZDTV and the shift in timing of certain events. The increase was mostly offset by the decline in publishing production cost related to a decline in advertising pages and the absence of costs related to the closure of certain publications.

 Selling, general and administrative expenses

  Selling, general and administrative expenses were $156.3 million for the second quarter of 1999 compared to $140.0 million in the second quarter of 1998, an increase of $16.3 million or 11.7%. The increase was primarily related to the acquisition of ZDTV, and the increase in personnel and advertising costs required to support the growth of ZDNet and increased costs related to the shift in timing of certain events, partially offset by the reduced costs as a result of the fourth quarter 1998 restructuring.

 Stock-based compensation

  Stock based compensation is a non-cash charge which is recorded over the vesting period of certain stock option and restricted stock grants. Stock-based compensation increased by $1.8 million from $0.1 million in the second quarter of 1998 to $1.9 million for the second quarter of 1999. The increase was a result of the issuance of certain options of ZDNet Stock and the conversion of certain SOFTBANK Corp. stock options to Ziff-Davis Inc. stock options in December 1998, both of which resulted in compensation. In addition, $0.4 million of stock compensation was incurred in 1999 relating to the exchange of GameSpot stock options for ZDNet stock options as part of completing the GameSpot acquisition.

 Depreciation and amortization

  Total depreciation and amortization expense was $8.4 million for the second quarter of 1999 compared to $7.7 million for the second quarter of 1998, an increase of $0.7 million or 9.5%. The primary reason for the increase was depreciation and amortization of assets associated with the acquisitions of ZDTV and GameSpot and Ziff-Davis Inc.'s new headquarters. These increases were partially offset by the absence of amortization related to intangible assets written off as part of the October 1998 restructuring.

 Interest expense, net

  Net interest expense declined by $7.6 million or 20.9% to $28.6 million for the second quarter of 1999 from $36.1 million for the second quarter of 1998. This was primarily due to a significant reduction in Ziff-Davis Inc.'s outstanding debt through the reorganization and initial public offering completed in May 1998 and the ZDNet Stock offering completed in April 1999.

 Other non-operating income, net

  Other non-operating income primarily reflects Ziff-Davis Inc.'s equity share of earnings and losses from joint ventures, fees earned from management of events not produced by Ziff-Davis and gains or losses realized on the disposition of businesses. Income of $10.2 million for the quarter ended June 30, 1999 was $7.3 million higher than the income for the same period in 1998 of $2.9 million primarily due to one-time gains of $6.2 million from the sale of several business units in the second quarter. The sale of these business units is not expected to have a material impact on Ziff-Davis Inc.'s future results from operations or cash flows.

 Minority interest in losses of subsidiaries

  Losses attributable to minority stockholders of Ziff-Davis Inc.'s subsidiaries increased $6.6 million from $0.1 million for the second quarter of 1998 to $6.7 million for the second quarter of 1999. This increase is primarily due to the sale of a one-third interest in ZDTV in February 1999, creating a minority interest in the losses of ZDTV.

 Income taxes

  The consolidated tax benefit for the second quarter of 1999 was $5.2 million compared to a provision of $64.5 million in the second quarter of 1998. The difference is due to a significantly lower projected annual effective tax rate for 1999 as compared to 1998. The effective tax rate for the three months ended June 30, 1999 was 62% compared to 536% for the 1998 quarter. These rates reflect adjustments to record year-to-date income tax benefits or expense at revised rates of 37% and negative 1.7%, for the years 1999 and 1998, respectively. These rates are based on estimates for annual earnings and taxes available at the time. The difference in the current estimate of the 1999 effective rate and the actual annual effective rate for 1998 is primarily due to a higher level of non-deductible items in 1998 when compared to 1999.

  Income taxes are provided based on Ziff-Davis Inc.'s projected annual effective tax rate which differs from the U.S. federal statutory rate of 35% due to certain items which are not deductible for income tax purposes, primarily losses of the MAC Assets prior to their purchase by Ziff-Davis Inc. and non-deductible goodwill amortization, and the effect of state and local taxes. The deferred tax benefit for the three months ended June 30, 1999 has been reflected as a reduction of the long-term deferred tax liability.

 Net loss

  As a result of the factors discussed above, the net loss decreased from $76.6 million for the three months ended June 30, 1999 to $3.1 million for the three months ended June 30, 1999.

 EBITDA

  EBITDA is defined as income before provision for income taxes, interest expense, depreciation and other non-cash charges. These non-cash charges include amortization of intangible assets and stock-based compensation expense. EBITDA as reported for Ziff-Davis Inc. includes its 64.0% interest in the EBITDA of ZDTV.

  EBITDA for the second quarter of 1999 was $63.3 million compared to $63.4 million for the second quarter of 1998, a decrease of $0.1 million or 0.1%. This change in EBITDA reflects the significant improvement at ZDNet, offset by the inclusion of ZDTV losses and declines in the publishing segment.

Comparison of the six months ended June 30, 1999 and 1998

 Revenue

  Revenue for the six months ended June 30, 1999 was $494.6 million compared to $504.5 million for the six months ended June 30, 1998, a decrease of $9.9 million or 2.0%. Revenue by segment is summarized in the following table:

                                                            Six Months Ended
                                                                June 30,
                                                         -----------------------
                                                            1999        1998
                                                         ----------- -----------
                                                         (dollars in thousands)
      Revenue:
        Publishing...................................... $   353,358 $   389,664
        Events..........................................      94,065      92,903
        Internet........................................      41,500      21,962
        Television......................................       5,701         --
                                                         ----------- -----------
          Total......................................... $   494,624 $   504,529
                                                         =========== ===========

  Revenue from the publishing segment decreased by $36.3 million or 9.3%, from $389.7 million for the six months ended June 30, 1998 to $353.4 million for the six months ended June 30, 1999. Excluding the effect of the three magazines that were closed in October 1998 as part of a restructuring, publishing segment revenue decreased by $18.3 million or 4.9%. Revenue from consumer publications increased 55.8% but was more than offset by a decline from business publications. Margin pressure on computer equipment manufacturers, industry and product delays, and a focus on Year 2000 transition contributed to reduced demand for advertising in Ziff-Davis Inc.'s business magazines.

  Revenue for the six months from the events segment increased by $1.2 million or 1.3% from $92.9 million in the six months ended June 30, 1998 to $94.1 million in the six months ended June 30, 1999. Revenue increases at N+I Las Vegas and JavaOne were mostly offset by declines related to Comdex/Spring and discontinued shows.

  Revenue from the Internet segment increased by $19.5 million or 89.0% from $22.0 million to $41.5 million in the first half of 1999. Revenue from advertising accounted for 92.2% of total revenue for 1999 compared to 80.9% for the same period in 1998. The increase in revenue was attributed to increases in rates and volume. During the period both the numbers of advertisers and the average monthly revenue per advertiser increased as did the average sale price per page. Subscription-based fees and services declined as expected and were $3.2 million for the six months ended June 30, 1999 compared to $4.2 million for the same period in 1998.

  Revenue from the television segment was $5.7 million for 1999. The television segment was acquired on February 4, 1999 when Ziff-Davis Inc. purchased ZDTV from MAC Holdings (America) Inc. for an aggregate purchase price of $81.4 million. (See Note 4 in the Ziff-Davis Inc. Unaudited Consolidated Financial Statements.)

 Cost of production

  The cost of production decreased by $10.0 million or 6.8% from $146.1 million for the six months ended June 30, 1998 to $136.1 for the six months ended June 30, 1999. The decline was consistent with the decreases in revenue attributed to the discontinuation of three magazines in October 1998 as well as the decline in advertising pages in the business magazines. These cost reductions were partially offset by production costs incurred from the acquisition of ZDTV.

 Selling, general and administrative expenses

  Selling, general and administrative expenses were $298.1 million for the six months ended June 30, 1999 compared to $284.4 million for the six months ended June 30, 1998, an increase of $13.7 million or 4.8%. The increase was primarily related to the acquisition of ZDTV and increased cost to support ZDNet's growth, offset by cost savings realized from the October 1998 restructuring.

 Stock-based compensation

  Stock-based compensation increased by $3.3 million from $0.1 million for the first half of 1998 to $3.4 million for first half of 1999. The increase was a result of the issuance of certain options of ZDNet stock and the conversion of certain SOFTBANK Corp. stock options to Ziff-Davis Inc. stock options in December 1998, both of which resulted in compensation. In addition, $0.4 million of stock compensation was incurred in 1999 relating to the exchange of GameSpot stock options for ZDNet stock options as part of completing the GameSpot acquisition.

 Depreciation and amortization

  Total depreciation and amortization expense was $17.0 million for the six months ended June 30, 1999 compared to $14.7 million for the six months ended June 30, 1998, an increase of $2.3 million or 15.6%. The primary reason for the increase was depreciation and amortization of assets acquired through acquisitions of ZDTV, Sky TV and the minority interest in GameSpot as well as assets associated with Ziff-Davis' new headquarters. These increases were partially offset by the absence of amortization related to intangible assets written off as part of the October 1998 restructuring.

 Interest expense, net

  Net interest expense declined by $21.1 million or 25.9% to $61.0 million for the six months ended June 30, 1999 from $82.1 million for the six months ended June 30, 1998. This was primarily due to a significant reduction in Ziff-Davis Inc.'s outstanding debt through the reorganization and initial public offering completed in May 1998 and the ZDNet Stock offering completed in April 1999.

 Other non-operating income, net

  Income of $11.5 million for the six months ended June 30, 1999 was $7.1 million higher than the income for the same period in 1998 of $4.4 million primarily due to $7.1 million of one-time gains from the sale of several business units. The sale of these business units is not expected to have a material impact on Ziff-Davis Inc.'s future statements of operations or cash flows.

 Minority interest in losses of subsidiaries

  Losses attributable to minority stockholders of Ziff-Davis Inc.'s subsidiaries increased $9.9 million from $0.3 million to $10.2 million. This increase is primarily due to the sale of a one-third interest in ZDTV in February 1999, creating a minority interest in the losses of ZDTV.

 Income taxes

  The consolidated tax benefit for the first half of 1999 was $24.4 million compared to a provision of $1.4 million in the first half of 1998. The difference is due to a significantly lower projected annual effective tax rate for 1999 as compared to 1998. The effective tax rate for the six months ended June 30, 1999 was 37% compared to a negative 1.7% for the 1998 period. These rates are based on estimates for annual earnings and taxes available at the time. The actual effective rate for 1998 was 25.4%. The difference in the current estimate of the 1999 effective rate and the actual annual effective rate for 1998 is primarily due to a higher level of non-deductible items in 1998 when compared to 1999.

  Income taxes are provided based on Ziff-Davis Inc.'s projected annual effective tax rate which differs from the U.S. federal statutory rate of 35% due to certain items which are not deductible for income tax purposes, primarily losses of the MAC Assets prior to their purchase by Ziff-Davis Inc., and non deductible goodwill amortization and the effect of state and local taxes. The deferred tax benefit for the three months ended June 30, 1999 has been reflected as a reduction of the long-term deferred tax liability.

 Net loss

  As a result of the factors discussed above, the net loss decreased from $81.7 million for the six months ended June 30, 1998 to $40.9 million for the six months ended June 30, 1999.

 EBITDA

  EBITDA for the six months ended June 30, 1999 was $79.6 million compared to $78.7 million for the six months ended June 30, 1998, an increase of $.9 million or 1.1%. This increase reflects the significant improvement at ZDNet and the events segment partially offset by the inclusion of ZDTV losses and a slight decline in the publishing segment.

 Liquidity and Capital Resources

  At June 30, 1999, Ziff-Davis Inc.'s total outstanding debt was $1,284.4 million, excluding unamortized discount, and consisted of $74.4 million due to Softbank, $1,180 million in notes and $30 million under the credit facility.

  Cash and cash equivalents were $32.5 million at June 30, 1999 compared to $32.6 million at December 31, 1998. The change during the six months of 1999 was due to the factors discussed below.

  Cash provided by operations was $32.5 million for the six months ended June 30, 1999 compared to $41.8 million for the six months of 1998.

  Cash used by investing activities was $73.1 million for the six months ended June 30, 1999 compared to $15.1 million in the six months of 1998. The increase reflects higher capital spending of $48.9 million primarily due to one-time spending on relocation of the New York operations. The remainder of the increase primarily relates to the cash paid for the acquisition of ZDTV ($32.8 million).

  Cash provided by financing activities was $40.6 million for the six months ended June 30, 1999 compared to cash used of $14.0 million for the six months ended June 30, 1998. Financing activities in 1998 related to the ZD initial public offering. Financing activities in 1999 include the ZDNet Stock offering and the sale of ZD Stock to Vulcan as well as the partial use of these proceeds to repay indebtedness.

  In connection with Ziff-Davis Inc.'s intention to pursue strategic alternatives, programs have been put in place in order to retain employees. The cost of such programs, which include enhanced severance packages, accelerated vesting of stock options and employer contribution to the 401(K) plans, can not yet be estimated.

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

 Interest rate swap

  On June 15, 1999, Ziff-Davis Inc. amended a swap agreement (with a notional amount of $100 million) by reducing the fixed rate paid to the counterparty and providing the counterparty with a one-time option to cancel the swap agreement on February 5, 2000. Ziff-Davis Inc. entered into another swap agreement (with a notional amount of $50 million) on June 15, 1999. Under this swap agreement, Ziff-Davis Inc. will received a fixed rate of interest and pay a floating rate of interest based on 3 months LIBOR, which resets quarterly, for the term of the agreement.

 Restructuring

  In October 1998, Ziff-Davis Inc. announced a restructuring program with the intent of significantly reducing its cost base. As a result, a charge of $52.2 million was recorded in the fourth quarter of 1998. The charge included asset impairment costs ($37.9 million), employee termination costs ($8.6 million) and costs to exit activities ($5.7 million). All amounts related to the restructuring have been paid and no accrual balance remains.

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

  Ziff-Davis Inc. has identified critical systems and applications that will either be validated for compliance through formal documentation, through vendors or through testing. During the second quarter of 1999, Ziff-Davis Inc. entered the testing phase of its infrastructure, hardware, software and databases and plans to complete such phase by the fourth quarter of 1999. Contingency plans will be developed for any systems or platforms that are known to be non-compliant by the fourth quarter of 1999.

  Some of Ziff-Davis Inc. computer systems and databases, including its subscription fulfillment and payroll systems, are managed by third parties under contractual arrangements. Ziff-Davis Inc. is not currently aware of any Year 2000 compliance problems related to those third parties. Ziff-Davis Inc. has requested those third parties with which Ziff-Davis Inc. has material relationships in the second quarter of 1999 to advise it as to whether such third parties anticipate difficulties in addressing Year 2000 compliance problems, and if so, the nature of such difficulties. Such inquiries are substantially complete and no material matters have been identified.

  In addition, Ziff-Davis Inc. is developing contingency plans in order to compensate for any disruption or downtime that could result from a Year 2000 compliance problem. Ziff-Davis plans to replace IT and non-IT systems that it determines are not Year 2000 compliant by the fourth quarter of 1999, in order to minimize any risk of a Year 2000 compliance problem.

  Ziff-Davis Inc. has incurred remediation costs associated with its Year 2000 readiness efforts. These remediation costs have been incurred in connection with replacement of systems and hardware, modification of software and consulting costs related to Year 2000 solution providers. The internal costs to address Year 2000 issues, which have been included in the general and administrative expenses of Ziff-Davis Inc., have not been tracked separately and are therefore not determinable. However, management believes these expenses have been substitutive rather than incremental to the recurring level of general and administrative expenses. Total capitalized costs incurred in the replacement of systems in connection with Ziff-Davis Inc.'s Year 2000 readiness efforts as of December 31, 1997 and 1998 were $1.7 million and $3.8 million, respectively. Ziff-Davis Inc. estimates that it will incur external selling, general and administrative expenses of approximately $7 to $9 million and capital costs of $5 to $6 million during 1999 related to its Year 2000 readiness efforts.

  Ziff-Davis Inc. expects to complete testing and replacement of critical systems in the fourth quarter of 1999. Ziff-Davis Inc.'s estimate of its most reasonably likely "worst case scenario" would be the failure of its internal applications and systems that process and store certain information and data. Ziff-Davis Inc. would resolve the failure of such applications and systems one by one, and management of Ziff-Davis Inc. does not believe that the impact on its critical systems would be material. However, if Ziff-Davis Inc. or any of its subscribers, advertisers, licensors, vendors or other third parties on whom it relies experiences a Year 2000 compliance problem, this could have a material adverse effect on Ziff-Davis Inc.'s profit and liquidity.

 Forward-Looking Statements

  Certain statements contained in this Form 10-Q and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements, which are subject to various risks and uncertainties. Actual results could differ materially from those discussed herein. Important factors that could cause or contribute to such differences include those discussed under the caption "Risk Factors" in the Prospectus dated March 30, 1999 contained in the Ziff-Davis Inc.'s Registration Statement on Form S-1 (File No. 333-69447) and in the registration statement on Form S-3 (File No. 333-84555) which became effective on August 11, 1999.

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

  On July 14, 1999, Ziff-Davis Inc. announced that it had retained Morgan Stanley Dean Witter ("Morgan Stanley") to explore strategic alternatives to maximize shareholder value. The Ziff-Davis Inc. Board of Directors has not embraced any particular strategic alternative, and will investigate all possible alternatives, including strategic alliances, mergers and the sale or joint venture of all or some of Ziff-Davis Inc's businesses (including the businesses that make up ZD). No assurance can be given that any transaction will result from the exploration process that Morgan Stanley has been retained to manage. On May 24, 1999, Ziff-Davis Inc. retained Morgan Stanley to explore strategic alternatives for its ZD Market Intelligence unit.

ZDNet Stock

  The stockholders of Ziff-Davis Inc. voted, at a Special Meeting held on March 30, 1999, to authorize the issuance of a new series of common stock, to be designated as Ziff-Davis Inc.--ZDNet Common Stock ("ZDNet Stock"), which is intended to reflect the performance of Ziff-Davis Inc.'s Internet business division, ZDNet. When the ZDNet Stock was issued on April 6, 1999, Ziff-Davis Inc.'s existing common stock was reclassified as Ziff-Davis Inc.--ZD Common Stock ("ZD Stock"), which is intended to reflect the performance of Ziff-Davis Inc.'s other businesses and a retained interest in ZDNet. The businesses represented by ZD Stock are referred to as "ZD".

  Prior to the ZDNet Stock offering, ZD held a 100% retained interest in ZDNet. The ZDNet Stock offering was completed on April 6, 1999. Ziff-Davis Inc. issued 11,500,000 shares of ZDNet stock, including 1,500,000 shares issued in conjunction with the underwriters' exercise of their option to purchase additional shares to cover over-allotments. Ziff-Davis Inc. attributed to ZDNet 1,500,000 of the sold shares in a manner analogous to a primary offering and attributed to ZD 10,000,000 of the sold shares in respect of its retained interest in ZDNet, in a manner analogous to a secondary offering. ZD received net proceeds of approximately $172.7 million and ZDNet received net proceeds of approximately $25.9 million. The ZDNet net proceeds were loaned to ZD as an intercompany loan which will bear interest at the rate at which funding is available to Ziff-Davis Inc. After giving effect to the ZDNet Stock offering, there were 11,500,000 shares of ZDNet Stock outstanding and another 60,000,000 notional shares of ZDNet Stock intended to represent ZD's retained interest in ZDNet, which was approximately 83.9% immediately following the offering.

Acquisitions and Sale of Common Stock

 ZDTV

  On February 4, 1999, ZD purchased ZDTV, LLC ("ZDTV") from MAC Holdings (America) Inc., a related party, for a purchase price of approximately $81.4 million ZD paid approximately $32.8 million of the purchase price in cash (settled on February 5, 1999) and paid the remainder by applying approximately $48.6 million in advances owed to it by MAC Holdings (America) Inc. ZD also agreed to be responsible for the funding of ZDTV during the period in 1999 prior to the purchase which will be accounted for as additional purchase price. Such funding amounted to approximately $4.2 million.

  On February 5, 1999, Vulcan Programming Inc., an entity owned by Paul G. Allen, purchased a one-third interest in ZDTV for $54 million in cash. In April 1999, an additonal 4% of ZDTV was sold to ZDTV's president.

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

 Presentation of Financial Information

  ZD is comprised of certain operations which were acquired at various times and completed a reorganization in May 1998. See Notes 1 and 2 to ZD's Combined Financial Statements included in Ziff-Davis Inc.'s registration statement on Form S-1 dated March 30, 1999 (File No. 333-69447).

Results of Operations

Comparison of the three months ended June 30, 1999 and 1998 (unaudited)

 Revenue

  Revenue for the second quarter of 1999 was $257.6 million compared to $264.2 million for the second quarter of 1998, a decrease of $6.6 million or 2.5%. Revenue by segment is summarized in the following table:

                                                                 Three Months
                                                                     Ended
                                                                   June 30,
                                                               -----------------
                                                                 1999     1998
                                                               -------- --------
                                                                  (dollars in
                                                                  thousands)
      Revenue:
        Publishing............................................ $178,369 $198,419
        Events................................................   75,591   65,782
        Television............................................    3,615      --
                                                               -------- --------
          Total............................................... $257,575 $264,201
                                                               ======== ========

  Revenue from the publishing segment decreased by $20.0 million or 10%, from $198.4 million in the second quarter of 1998 to $178.4 million in the second quarter of 1999. Excluding the effect of the three magazines that were closed in October 1998 as part of a restructuring, publishing segment revenue decreased by $11.6 million or 6.1%. Revenue from consumer publications increased 49% but was more than offset by a revenue decline from business publications. Margin pressure on computer equipment manufacturers, industry and product delays, and a focus on Year 2000 transition contributed to reduced demand for advertising in ZD's business magazines.

  Revenue from the events segment increased by $9.8 million or 15% from $65.8 million in the second quarter of 1998 to $75.6 million in the second quarter of 1999. The primary reason for the increase was the shift of two events from the first quarter of 1998 to the second quarter of 1999, partially offset by the shifting of an event from the second quarter in 1998 to the first quarter in 1999. Excluding the shifting of events, revenue increased by $0.9 million or 1.2%, primarily the result of continued growth of JavaOne and N+I Las Vegas, mostly offset by the decrease in revenue at COMDEX/Spring and the discontinuation of certain smaller events.

  Revenue from the television segment was $3.6 million for 1999. The television segment was acquired on February 4, 1999 when ZD purchased ZDTV from MAC Holdings (America) Inc. for an aggregate purchase price of $81.4 million. (See Note 4 in the ZD Unaudited Consolidated Financial Statements.)

 Cost of production

  The cost of production decreased by $1.4 million or 1.9% from $74.7 million in the second quarter of 1998 to $73.3 million in the second quarter of 1999. The decline was consistent with the decrease in revenue attributed to the discontinuation of three magazines in October 1998 and fewer advertising pages in the business magazines. The decrease was partially offset by the shift of timing of certain events and the acquisition of ZDTV.

 Selling, general and administrative expenses

  Selling, general and administrative expenses were $140.9 million for the second quarter of 1999 compared to $127.1 million in the second quarter of 1998, an increase of $13.8 million or 10.9%. The increase was primarily related to the acquisition of ZDTV and increased cost related to the timing of trade shows, offset by the reduced costs as a result of the fourth quarter 1998 restructuring.

 Stock-based compensation

  Stock based compensation is a non-cash charge which is recorded over the vesting period of certain stock option and restricted stock grants. Stock-based compensation increased by $0.5 million from $0.1 million in the second quarter of 1998 to $0.6 million for the second quarter of 1999. The increase was a result of the issuance of certain options of ZDNet Stock and the conversion of certain SOFTBANK Corp. stock options to ZD stock options in December 1998, both of which resulted in compensation.

 Depreciation and amortization

  Total depreciation and amortization expense was $7.8 million for the second quarter of 1999 compared to $7.3 million for the second quarter of 1998, an increase of $0.5 million or 6.7%. The primary reason for the increase was depreciation and amortization of assets associated with the acquisition of ZDTV and ZD's new headquarters. These increases were partially offset by the absence of amortization related to intangible assets written off as part of the October 1998 restructuring.

 Interest expense, net

  Net interest expense declined by $7.0 million or 19.4% to $29.2 million for the second quarter of 1999 from $36.2 million for the second quarter of 1998. This was primarily due to a significant reduction in ZD's outstanding debt through the reorganization and initial public offering completed in May 1998 and the ZDNet stock offering completed in April 1999.

 Income (loss) related to retained interest in ZDNet

  The retained interest in ZDNet decreased from a loss of $2.9 million in the second quarter of 1998 to an income of $0.7 million in the second quarter of 1999. The change is due primarily to significant improvement in the performance of the ZDNet business. See "ZDNet--Management's Discussion and Analysis of Financial Condition and Results of Operations". Ziff-Davis Inc. completed an initial public offering of the ZDNet Stock on April 6, 1999. As a result of the ZDNet Stock offering, ZD's retained interest in ZDNet decreased from 100% to approximately 83.9%. On April 7, 1999, ZDNet acquired the minority interest in GameSpot, by issuing ZDNet Stock thus, reducing ZD's retained interest to 83.2%.

 Other non-operating income, net

  Other non-operating income primarily reflects ZD's equity share of earnings and losses from joint ventures, fees earned from management of events not produced by ZD and gains or losses realized on the disposition of businesses. Income of $10.2 million for the quarter ended June 30, 1999 was $7.6 million more than the income for the same period in 1998 of $2.6 million due primarily to $6.2 million of one-time gain from the sale of several business units in the second quarter. The sale of these business units is not expected to have a material impact on ZD's future results of operations or cash flows.

 Minority interest in losses of subsidiaries

  Losses attributable to minority stockholders of ZD's subsidiaries increased $6.7 million from a zero balance in 1998. The primary reason for this increase is the sale of a one-third interest in ZDTV in February 1999, creating a minority interest in the losses of ZDTV.

 Income taxes

  The tax benefit for the second quarter of 1999 was $6.2 million compared to a provision of $64.6 million in the second quarter of 1998. The difference is due to a significantly lower projected annual effective tax rate for 1999 as compared to 1998. The effective tax rate for the three months ended June 30, 1999 was 66% compared to 541% for the 1998 quarter. These rates reflect adjustments to record year-to-date income tax benefits or expense at revised rates of 37% and negative 1.7%, for the years 1999 and 1998, respectively. These rates are based on estimates for annual earnings and taxes available at the time. The difference in the current estimate of the 1999 effective rate and the actual annual effective rate for 1998 is primarily due to a higher level of non-deductible items in 1998 when compared to 1999.

  Income taxes are provided based on ZD's projected annual effective tax rate which differs from the U.S. federal statutory rate of 35% due to certain items which are not deductible for income tax purposes, primarily losses of the MAC Assets prior to their purchase by ZD and non-deductible goodwill amortization, and the effect of state and local taxes. The deferred tax benefit for the three months ended June 30, 1999 has been reflected as a reduction of the long-term deferred tax liability.

 Net loss

  As a result of the factors discussed above, the net loss decreased from $76.6 million for the three months ended June 30, 1998 to $3.3 million for the three months ended June 30, 1999.

 EBITDA

  EBITDA is defined as income before provision for income taxes, interest expense, depreciation and other non-cash charges. These non-cash charges include amortization of intangible assets and stock-based compensation expense. EBITDA as reported for ZD includes its interest in the EBITDA of ZDTV and its retained interest in the EBITDA of ZDNet. At June 30, 1999, ZD's interest in ZDTV and its retained interest in ZDNet were approximately 64.0% and 83.2%, respectively.

  EBITDA for the second quarter of 1999 was $62.6 million compared to $63.5 million for the second quarter of 1998, a decrease of $0.9 million or 1.4%. The inclusion of losses from ZDTV more than offset EBITDA increases at the publishing and events segments.

Comparison of the six months ended June 30, 1999 and 1998 (unaudited)

 Revenue

  Revenue for the six months ended June 30, 1999 was $453.1 million compared to $482.6 million for the six months ended June 30, 1998, a decrease of $29.5 million or 6.1%. Revenue by segment is summarized in the following table:

                                                            Six Months Ended
                                                                June 30,
                                                         -----------------------
                                                            1999        1998
                                                         ----------- -----------
                                                         (dollars in thousands)
      Revenue:
        Publishing...................................... $   353,358 $   389,664
        Events..........................................      94,065      92,903
        Television......................................       5,701         --
                                                         ----------- -----------
          Total......................................... $   453,124 $   482,567
                                                         =========== ===========

  Revenue from the publishing segment decreased by $36.3 million or 9.3%, from $353.4 million for six months ended June 30, 1998 to $390.0 million for the six months ended June 30, 1999. Excluding the effect of the three magazines that were closed in October 1998 as part of a restructuring, publishing segment revenue decreased by $18.3 million or 4.9%. Revenue from consumer publications increased 55.8% but was more than offset by a revenue decline from business publications. Margin pressure on computer equipment manufacturers, industry and product delays, and a focus on Year 2000 transition contributed to reduced demand for advertising in ZD's business magazines.

  Revenue from the events segment increased by $1.1 million or 1.3% from $92.9 million for the six months ended June 30, 1998 to $94.0 million for the six months ended June 30, 1999. Revenue increases at N+I Las Vegas and JavaOne were partially offset by declines related to COMDEX/Spring and discontinued shows.

  Revenue from the television segment was $5.7 million for 1999. The television segment was acquired on February 4, 1999 when ZD purchased ZDTV from MAC Holdings (America) Inc. for an aggregate purchase price of $81.4 million. (See Note 4 in the ZD Unaudited Consolidated Financial Statements.)

 Cost of production

  The cost of production decreased by $13.3 million or 9.2% from $143.8 million for the six months ended June 30, 1998 to $130.5 million for the six months ended June 30, 1999. The decline was consistent with the decreases in revenue attributed to the discontinuation of three magazines in October 1998 as well as the decline in advertising pages in the business magazines and the shift of timing of certain events. These cost reductions were partially offset by production costs incurred from the acquisition of ZDTV.

 Selling, general and administrative expenses

  Selling, general and administrative expenses were $268.6 million for the six months ended June 30, 1999 compared to $258.2 million for the six months ended June 30, 1998, an increase of $10.4 million or 4.0%. The increase primarily related to an increase from the acquisition of ZDTV, partially offset by cost cutting initiatives identified in the restructuring action taken during the fourth quarter of 1998.

 Stock-based compensation

  Stock-based compensation increased by $1.2 million from $0.1 million for the six months ended June 30, 1998 to $1.3 million for the six months ended June 30, 1999. The increase was a result of the issuance of certain options of ZDNet Stock and the conversion of certain SOFTBANK Corp. stock options to ZD stock options in December 1998, both of which resulted in compensation.

 Depreciation and amortization

  Total depreciation and amortization expense was $15.8 million for the six months ended June 30, 1999 compared to $14.0 million for the six months ended June 30, 1998, an increase of $1.8 million or 13%. The primary reason for the increase was depreciation and amortization of assets acquired through the acquisition of ZDTV as well as associated with Ziff-Davis' new headquarters. These increases were partially offset by the absence of amortization related to intangible assets written off as part of the October 1998 restructuring.

 Interest expense, net

  Net interest expense declined by $20.6 million or 25.1% to $61.5 million for the six months ended June 30, 1999 from $82.0 million for the six months ended June 30, 1998. This was primarily due to a significant reduction in ZD's outstanding debt through the reorganization and initial public offering completed in May 1998 and the ZDNet Stock offering completed in April 1999.

 Income (loss) related to retained interest in ZDNet

  The retained interest in ZDNet decreased from a loss of $8.9 million in the first half of 1998 to income of $0.5 million in the first half of 1999. The difference is due primarily to a significant increase in the performance of the ZDNet business. See "ZDNet--Management's Discussion and Analysis of Financial Condition and Results of Operations". Ziff-Davis Inc. completed an initial public offering of the ZDNet stock on April 6, 1999. As a result of the ZDNet Stock offering and Gamespot acquisition, ZD's retained interest in ZDNet decreased from 100% to approximately 83.2%.

 Other non-operating income, net

  Income of $11.5 million for the six months ended June 30, 1999 was $7.4 million more than the income for the same period in 1998 of $4.1 million, primarily due to a $7.2 million one-time gain from the sale of several business units. The sale of these business units is not expected to have a material impact on ZD's future results from operations and cash flows.

 Minority interest in losses of subsidiaries

  Losses attributable to minority stockholders of ZD's subsidiaries increased $10.1 million from a zero balance in 1998. This increase is due to the sale of a one-third interest in ZDTV in February 1999, creating a minority interest in the losses of ZDTV.

 Income taxes

  The tax benefit for the six months ended June 30, 1999 was $25.2 million compared to a provision of $1.7 million for the six months ended June 30, 1998. The difference is due to a significantly lower projected annual effective tax rate for 1999 as compared to 1998. The effective tax rate for the six months ended June 30, 1999 was 38% compared to a negative 2.1% for the 1998 period. These rates are based on estimates for annual earnings and taxes available at the time. The actual annual effective rate for 1998 was 25.4%. The difference in the current estimate of the 1999 effective rate and the actual annual effective rate for 1998 is primarily due to a higher level of nondeductible items in 1998 when compared to 1999.

  Income taxes are provided based on ZD's projected annual effective tax rate which differs from the U.S. federal statutory rate of 35% due to certain items which are not deductible for income tax purposes, primarily losses of the MAC Assets prior to their purchase by ZD and non deductible goodwill amortization, and the effect of state and local taxes. The deferred tax benefit for the three months ended June 30, 1999 has been reflected as a reduction of the long-term deferred tax liability.

 Net loss

  As a result of the factors discussed above, the net loss decreased from $81.7 million for the six months ended June 30, 1998 to $41.1 million for the six months ended June 30, 1999.

 EBITDA

 EBITDA for the six months ended June 30, 1999 was $78.8 million compared to $78.7 million for the same period of 1998. Increases in publishing and events were mostly offset by the inclusion of ZDTV losses.

 Liquidity and Capital Resources

  At June 30, 1999, ZD's total outstanding debt was $1,284.4 million, excluding unamortized discount, and consisted of $74.4 million due to Softbank, $1,180 million in notes and $30 million under the credit facility.

  Cash and cash equivalents were $32.3 million at June 30, 1999 and December 31, 1998. The activity is discussed below:

  Cash provided by operations was $25.6 million for the six months ended June 30, 1999 compared to $44.7 million for the six months ended June 30, 1998. This change was primarily due to a lower decline in working capital in the first half of 1999 compared to the 1998 period. Second quarter working capital activity generally reflects collections on the seasonally high fourth quarter of the preceding year.

  Cash used by investing activities was $70.1 million for the six months ended June 30, 1999 compared to $13.1 million for the six months ended June 30,1998. The increase reflects higher capital spending of $47.5 million primarily due to one time spending on relocation of the New York operations. The remainder of the increase primarily relates to the acquisition of ZDTV for $32.8 million, net of cash acquired.

  Cash provided by financing activities was $44.5 million for the six months ended June 30, 1999 compared to a use of $19.1 million for the six months ended June 30, 1998. During the first quarter of 1999, ZD received proceeds of $54.0 million from Vulcan Programming Inc. for the sale of a one-third interest in ZDTV and sold approximately 3 million shares of common stock to Vulcan Ventures Inc. for $50.0 million. ZD also repaid approximately $295.4 million of indebtedness during the first half of 1999. Financing activities in 1998 primarily represent funding excess cash to Softbank to repay intercompany obligations prior to ZD's initial public offering. Prior to the ZDNet & Stock offering, ZD also received a return of capital of approximately $2.7 million from ZDNet.

  Upon completion of the offering of the ZDNet Stock, ZD received net proceeds of approximately $172.5 million plus an additional $25.9 million advance from ZDNet on April 6, 1999. These proceeds were used to repay indebtedness under ZD's revolving credit agreement. The advance from ZDNet represents ZDNet's proceeds from the ZDNet Stock offering and bears interest at the rate at which funding is available to Ziff-Davis Inc.

  In connection with Ziff-Davis Inc.'s intention to pursue strategic alternatives, programs have been put in place in order to retain employees. The cost of such programs, which include enhanced severance packages, accelerated vesting of stock options and employer contributions to the 401(K) plans, can not yet be estimated.

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

 Interest rate swap

  On June 15, 1999, Ziff-Davis Inc. amended a swap agreement (with a notional amount of $100 million) by reducing the fixed rate paid to the counterparty and providing the counterparty with a one-time option to cancel the swap agreement on February 5, 2000. Ziff-Davis Inc. entered into another swap agreement (with a notional amount of $50 million) on June 15, 1999. Under this swap agreement, Ziff-Davis Inc. will receive a fixed rate of interest and pay a floating rate of interest based on 3 months LIBOR, which resets quarterly, for the term of the agreement.

 Restructuring

  In October 1998, ZD announced a restructuring program with the intent of significantly reducing its cost base. As a result, a charge of $52.2 million was recorded in the fourth quarter of 1998. The charge included asset impairment costs ($37.9 million), employee termination costs ($8.6 million) and costs to exit activities ($5.7 million). At June 30, 1999 all amounts related to the restructuring have been paid and no accrual remains.

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

  Ziff-Davis Inc. has identified critical systems and applications that will either be validated for compliance through formal documentation, through vendors or through testing. During the second quarter of 1999, Ziff-Davis Inc. entered the testing phase of its infrastructure, hardware, software and databases and plans to complete such phase by September 1, 1999. Contingency plans will be developed for any systems or platforms that are known to be non-compliant as of September 1, 1999.

  Some of Ziff-Davis Inc. computer systems and databases, including its subscription fulfillment and payroll systems, are managed by third parties under contractual arrangements. Ziff-Davis Inc. is not currently aware of any Year 2000 compliance problems related to those third parties. Ziff-Davis Inc. has requested those third parties with which Ziff-Davis Inc. has material relationships in the second quarter of 1999 to advise it as to whether such third parties anticipate difficulties in addressing Year 2000 compliance problems, and if so, the nature of such difficulties. Such inquiries are substantially complete and no material matters have been identified.

  In addition, Ziff-Davis Inc. is developing contingency plans in order to compensate for any disruption or downtime that could result from a Year 2000 compliance problem. Ziff-Davis plans to replace IT and non-IT systems that it determines are not Year 2000 compliant prior to October 1, 1999 in order to minimize any risk of a Year 2000 compliance problem.

  Ziff-Davis Inc. has incurred remediation costs associated with its Year 2000 readiness efforts. These remediation costs have been incurred in connection with replacement of systems and hardware, modification of software and consulting costs related to Year 2000 solution providers. The costs to address Year 2000 issues which have been included in the general and administrative expenses of Ziff-Davis Inc. have not been tracked separately and are therefore not determinable. However, management believes these expenses have been substitutive rather than incremental to the recurring level of general and administrative expenses. Total capitalized costs incurred in the replacement of systems in connection with Ziff-Davis Inc.'s Year 2000 readiness efforts as of December 31, 1997 and 1998 were $1.7 and $3.8 respectively. Ziff-Davis Inc. estimates that it will incur external selling, general and administrative expenses of approximately $7 to $9 million and capital costs of $5 to $6 million during 1999 related to its Year 2000 readiness efforts. The majority of these costs will be allocated to the ZD Group.

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

 Forward-Looking Statements

  Certain statements contained in this Form 10-Q and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements, which are subject to various risks and uncertainties. Actual results could differ materially from those discussed herein. Important factors that could cause or contribute to such differences include those under the caption "Risk Factors" in the Prospectus dated March 30, 1999 contained in Ziff-Davis Inc.'s Registration Statement on Form S-1 (File No. 33-69447) and in the registration statement on Form S-3 (File No. 333-84555) which became effective August 11, 1999.

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

  On July 14, 1999, Ziff-Davis Inc. announced that it had retained Morgan Stanley Dean Witter ("Morgan Stanley") to explore strategic alternatives to maximize shareholder value. The Ziff-Davis Inc. Board of Directors has not embraced any particular strategic alternatives, and will investigate all possible alternatives, including strategic alliances, mergers and the sale or joint venture of all or some of the Ziff-Davis Inc.'s businesses. No assurances can be given that any transaction will result from the exploration process that Morgan Stanley has been retained to manage. On May 24, 1999, Ziff-Davis Inc. retained Morgan Stanley to explore strategic alternatives for its ZD Market Intelligence unit.

ZDNet Stock

  The stockholders of Ziff-Davis Inc. voted, at a Special Meeting on March 30, 1999, to authorize the issuance of a new series of common stock, to be designated as Ziff-Davis Inc.--ZDNet Common Stock ("ZDNet Stock"), which is intended to reflect the performance of Ziff-Davis Inc.'s online business division, ZDNet. When the ZDNet Stock was issued on April 6, 1999, Ziff-Davis Inc.'s existing common stock was reclassified as Ziff-Davis Inc.--ZD Common Stock ("ZD Stock"), which is intended to reflect the performance of Ziff-Davis Inc.'s other businesses and a retained interest in ZDNet.

  Prior to the ZDNet Stock offering, ZD held a 100% Retained Interest in ZDNet. The ZDNet Stock offering was completed on April 6, 1999. Ziff-Davis Inc. issued 11.5 million shares of ZDNet Stock, including 1.5 million shares issued in conjunction with the underwriters' exercised their option to purchase additional shares to cover over-allotments. Ziff-Davis Inc. attributed to ZDNet 1,500,000 of the sold shares in a manner analogous to a primary offering and attributed to ZD 10,000,000 of the sold shares in respect of its retained interest in ZDNet, in a manner analogous to a secondary offering. ZD received net proceeds of approximately $172.5 million and ZDNet received net proceeds of approximately $25.9 million. The ZDNet net proceeds were loaned to ZD as an intercompany loan which will bear interest at the rate at which funding is currently available to Ziff-Davis Inc. After giving effect to the ZDNet Stock offering, there were 11,500,000 shares of ZDNet Stock outstanding and another 60,000,000 notional shares of ZDNet Stock intended to be represented by ZD's retained interest in ZDNet, which was approximately 83.9% immediately following the offering.

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

Acquisition of GameSpot Inc.

  On April 7, 1999, ZDNet closed on the acquisition of the remaining 30% interest in GameSpot Inc. in exchange for 600,000 newly issued shares of ZDNet stock valued at approximately $11.4 million. This acquisition was accounted for under the purchase method of accounting.

Updates.com Inc.

  On July 2, 1999 ZDNet acquired Updates.com Inc. for $5 million in cash and 582,526 shares of ZDNet stock valued at $13.5 million. This acquisition will be accounted for under the purchase method of accounting.

SoftSeek Inc.

  On July 30, 1999, Ziff-Davis Inc. acquired SoftSeek Inc. for $7 million in cash and 991,038 shares of ZDNet Stock valued at $19 million. This acquisition will be accounted for under the purchase method of accounting.

  In connection with the acquisitions described in the preceding three paragraphs, amortization expense for 1999 will increase by approximately $5.5 million.

Presentation of Financial Information

  ZDNet is comprised of certain operations which were acquired at various times and completed a reorganization in May 1998. See Note 1 to ZDNet's combined financial statements included in Ziff-Davis Inc.'s report on Form 8-K, dated April 2, 1999 (File No. 001-14055).

Results of Operations

Comparison of the three months ended June 30, 1999 and 1998

 Revenue

  Revenue for the second quarter of 1999 increased by $10.7 million or 86.9% from $12.3 million in 1998 to $23.0 million in 1999. Revenue from advertising accounted for 93.3% of total revenue for 1999 compared to 82.7% for the same period in 1998.

  Revenue from advertising increased 110.8% to $21.4 million for the three months ended June 30, 1999 from $10.2 million for the three months ended June 30, 1998. The increase in advertising revenue was attributed to an increase in rates and volume. During the period both the number of advertisers and the average monthly revenue per advertiser increased as did the average sale price per page. Subscription-based fees and services declined as expected and were $1.5 million for the three months ended June 30, 1999 compared to $2.1 million for the same period in 1998. These results reflect the continuing shift from a subscription-based business model to an advertising based model.

 Cost of operations

  Production and content. Production and content expenses were $8.5 million or 37.2% of revenue for the quarter ended June 30, 1999 compared to $6.6 million or 53.6% of revenue in 1998. The absolute dollar increase was due to an increase in ZD's revenue-based royalty charge to ZDNet, as well as an increase in production costs to support higher user traffic. The cost of production and content decreased as a percentage of sales due to economies of scale and revenue growth significantly exceeding the growth of the cost base. Royalty payments to ZD were $1.1 million and $0.6 million in the 1999 and 1998 periods, respectively.

  Selling, general and administrative expenses. Selling, general and administrative expenses were $9.8 million or 42.7% of revenue for 1999 compared to $7.4 million or 60.4% of revenue in 1998. The absolute dollar increase was due to additional personnel and advertising costs required to support and strengthen the growth of ZDNet. Included in the selling, general and administrative costs was an allocation from Ziff-Davis Inc. relating to certain selling, general and administrative services and shared services provided on a centralized basis which for the respective periods amounted to $1.3 million in 1999 and $1.2 million in 1998.

  Stock-based compensation. As a result of the grant of certain stock options in December of 1998, ZDNet incurred a deferred compensation charge of $13.3 million. This non-cash charge will be recognized ratably over the vesting period of the underlying options. The charge on a quarterly basis is $0.8 million. This charge did not exist in 1998 because the options were granted in December 1998 and vesting begins in December 1999. In addition, $0.4 million of stock compensation was incurred in the 1999 quarter relating to the exchange of GameSpot options for ZDNet options as part of completing the GameSpot acquisition.

  Depreciation. Depreciation expense was $0.6 million for the three months ended June 30, 1999 compared to $0.4 million for the three months ended June 30, 1998. The increase related primarily to increased capital expenditures made by ZDNet for equipment necessary to expand its network and infrastructure in order to support its continued growth.

  Amortization of intangible assets. Amortization was $1.4 million for the three months ended June 30, 1999 compared to $1.0 million for the three months ended June 30, 1998. The increase in amortization is a result of the acquisition of the remaining interest in GameSpot Inc. which was completed in April 1999.

  Interest income. ZDNet's portion of the proceeds from the ZDNet stock offering have been advanced to ZD. Such advance bears interest at the rate at which funds are available to ZD (currently approximately 8.5%). As a result of such advance, interest income of $0.6 million was reported in the second quarter of 1999. No such amounts were reported in prior periods.

  Minority interest. The minority interest of $0.1 million in each of 1999 and 1998 represents the losses attributed to the holders of the minority interest in GameSpot Inc. The remaining minority interest was acquired in April 1999.

  Income taxes. ZDNet recorded an income tax provision of $1.1 million in 1999 and $0.2 million in 1998. The effective tax rate for ZDNet is approximately 58.1% for 1999. Income taxes are provided based on ZDNet's projected annual effective tax rate which differs from the U.S. federal statutory rate of 35% due to certain items which are not deductible for income tax purposes, primarily losses at GameSpot prior to acquisition of the minority interest, and the effect of state and local taxes.

  Net loss. As a result of the items described above, ZDNet's net loss improved from $2.9 million in 1998 to income of $0.8 million in 1999.

 EBITDA

  EBITDA is defined as income before provision for income taxes, interest expense, depreciation and other non-cash charges. These non-cash charges include amortization of intangible assets and stock based compensation.

  EBITDA for the three months ended June 30, 1999 was $4.6 million compared to an EBITDA loss of $1.6 million for the three months ended June 30, 1998. The improvement was due primarily to higher revenue, offset to some extent by higher production and content and selling, general and administrative expenses.

Comparison of the six months ended June 30, 1999 and 1998

 Revenue

  Revenue for the six months ended June 30, 1999 increased by $19.5 million or 89.0% from $22.0 million in 1998 to $41.5 million in 1999. Revenue from advertising accounted for 92.2% of total revenue for 1999 compared to 80.9% for the same period in 1998.

  Revenue from advertising increased 115.4% to $38.3 million for the six months ended June 30, 1999 from $17.8 million for the six months ended June 30, 1998. The increase in advertising revenue was attributed to an increase in rates and volume. During the period both the number of advertisers and the average monthly revenue per advertiser increased as did the average sale price per page. Subscription-based fees and services declined as expected and were $3.2 million for the six months ended June 30, 1999 compared to $4.2 million for the same period in 1998. These results reflect the continuing shift from a subscription-based business model to an advertising based model.

 Cost of operations

  Production and content. Production and content expenses were $16.3 million or 39.2% of revenue for the six months ended June 30, 1999 compared to $13.1 million or 59.5% of revenue in 1998. The absolute dollar increase was due to an increase in ZD's revenue-based royalty charge to ZDNet, as well as an increase in production costs to support higher user traffic. The cost of production and content decreased as a percentage of sales due to economies of scale and revenue growth significantly exceeding the growth of the cost base. Royalty payments to ZD were $2.1 million and $1.1 million in the 1999 and 1998 periods, respectively.

  Selling, general and administrative expenses. Selling, general and administrative expenses were $18.8 million or 45.2% of revenue for 1999 compared to $15.2 million or 69.4% of revenue in 1998. The absolute dollar increase was due to additional personnel and advertising costs required to support and strengthen the growth of ZDNet. Included in the selling, general and administrative costs was an allocation from Ziff-Davis Inc. relating to certain selling, general and administrative services and shared services provided on a centralized basis which for the respective periods amounted to $2.7 million in 1999 and $2.2 million in 1998.

  Stock-based compensation. The charge for the six months ended June 30 1999 was $1.3 million. This charge did not exist in 1998 because the options were granted in December 1998 and vesting begins in December 1999.

  Depreciation. Depreciation expense was $1.2 million for the six months ended June 30, 1999 compared to $0.7 million for the six months ended June 30, 1998. The increase related primarily to increased capital expenditures made by ZDNet for equipment necessary to expand its network and infrastructure in order to support its continued growth.

  Amortization of intangible assets. Amortization was $2.4 million for the six months ended June 30, 1999 compared to $2.4 million for the six months ended June 30, 1998. The decrease in amortization is a result of certain intangible assets becoming fully amortized as of March 1, 1998. ZDNet's amortization expense will increase in future quarters due to the acquisition of the remaining interest in GameSpot Inc. which was completed in April 1999.

  Interest income. ZDNet's portion of the proceeds from the ZDNet Stock offering have been advanced to ZD. Such advance bears interest at the rate at which funds are available to ZD (currently approximately 8.5%). As a result of such advance, interest income of $0.6 million was reported in the second quarter of 1999. No such amounts were reported in prior periods.

  Minority interest. The minority interest of $0.1 million in 1999 and and $0.3 in 1998 represents the losses attributed to the holders of the minority interest in GameSpot Inc. The remaining minority interest was acquired in April 1999.

  Income taxes. ZDNet recorded an income tax provision of $0.8 million in 1999 and a benefit of $0.3 million in 1998. The effective tax rate for ZDNet is approximately 58.1% for 1999. Income taxes are provided based on ZDNet's projected annual effective tax rate which differs from the U.S. federal statutory rate of 35% due to certain items which are not deductible for income tax purposes, primarily losses at GameSpot prior to acqusition of the minority interest and the effect of state and local taxes.

  Net loss. As a result of the items described above, ZDNet's net loss improved from $8.9 million in 1998 to an income of $0.6 million in 1999.

 EBITDA

  EBITDA for the six months ended June 30, 1999 was $6.6 million compared to an EBITDA loss of $6.0 million for the six months ended June 30, 1998. The improvement was due primarily to higher revenue, offset to some extent by higher production and content and selling, general and administrative expenses.

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

 Sources and uses of cash

  Cash and cash equivalents were $0.3 million at June 30, 1999 compared to $0.2 million at December 31, 1998. The increase was due to the factors discussed below.

  Cash provided by operations was approximately $6.8 million for the six months ended June 30, 1999 compared to a use of $2.9 million for the second quarter of 1998. The improvement was due primarily to an improvement in net income from a loss of $8.9 million in 1998 to income of $0.6 million in 1999.

  Cash used by investing activities was $3.0 million in 1999 compared to $2.0 million in 1998. This increase is a result of ZDNet's continued investment in capital equipment necessary to support the increasing levels of user traffic as well as a $1.6 million investment in Deja.com.

  Cash used by financing in 1999 was $3.9 million compared to cash provided by financing of $5.1 million in 1998. As a result of decreased losses, ZDNet did not require the same level of funding from ZD in 1999 as was required in 1998. ZDNet generated enough cash flow to provide a return of capital of approximately $.2.7 million to ZD during the quarter ended June 30, 1999. In addition, proceeds from the ZDNet stock offering were advanced to ZD Group during the period. Subsequent to March 31, 1999, all inter-group advances will be treated as revolving credit advances and will bear interest, as described above.

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

  Ziff-Davis Inc. has identified critical systems and applications that will either be validated for compliance through formal documentation, through vendors or through testing. During the second quarter of 1999, Ziff-Davis

Inc. entered the testing phase of its infrastructure, hardware, software and databases and plans to complete such phase by the fourth quarter of 1999. Contingency plans will be developed for any systems or platforms that are known to be non-compliant by the fourth quarter of 1999.

  Some of Ziff-Davis Inc. computer systems and databases, including its subscription fulfillment and payroll systems, are managed by third parties under contractual arrangements. Ziff-Davis Inc. is not currently aware of any Year 2000 compliance problems related to those third parties. Ziff-Davis Inc. has requested those third parties with which Ziff-Davis Inc. has material relationships in the second quarter of 1999 to advise it as to whether such third parties anticipate difficulties in addressing Year 2000 compliance problems, and if so, the nature of such difficulties. Such inquiries are substantially complete and no material matters have been identified.

  In addition, Ziff-Davis Inc. is developing contingency plans in order to compensate for any disruption or downtime that could result from a Year 2000 compliance problem. Ziff-Davis plans to replace IT and non-IT systems that it determines are not Year 2000 compliant by the fourth quarter of 1999, in order to minimize any risk of a Year 2000 compliance problem.

  Ziff-Davis Inc. has incurred remediation costs associated with its Year 2000 readiness efforts. These remediation costs have been incurred in connection with replacement of systems and hardware, modification of software and consulting costs related to Year 2000 solution providers. The internal costs to address Year 2000 issues, which have been included in the general and administrative expenses of Ziff-Davis Inc., have not been tracked separately and are therefore not determinable. However, management believes these expenses have been substitutive rather than incremental to the recurring level of general and administrative expenses. Total capitalized costs incurred in the replacement of systems in connection with Ziff-Davis Inc.'s Year 2000 readiness efforts as of December 31, 1997 and 1998 were $1.7 million and $3.8 million, respectively. Ziff-Davis Inc. estimates that it will incur external selling, general and administrative expenses of approximately $7 to $9 million and capital costs of $5 to $6 million during 1999 related to its Year 2000 readiness efforts. It is anticipated that ZDNet will be allocated a small portion of these costs.

  Ziff-Davis Inc. expects to complete testing and replacement of critical systems in the fourth quarter of 1999. Ziff-Davis Inc.'s estimate of its most reasonably likely "worst case scenario" would be the failure of its internal applications and systems that process and store certain information and data. Ziff-Davis Inc. would resolve the failure of such applications and systems one by one, and management of Ziff-Davis Inc. does not believe that the impact on its critical systems would be material. However, if Ziff-Davis Inc. or any of its subscribers, advertisers, licensors, vendors or other third parties on whom it relies experiences a Year 2000 compliance problem, this could have a material adverse effect on Ziff-Davis Inc.'s profit and liquidity.

 Forward-Looking Statements

  Certain statements contained in this Form 10-Q and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements, which are subject to various risks and uncertainties. Actual results could differ materially from those discussed herein. Important factors that could cause or contribute to such differences include those under the caption "Risk Factors" in the Prospectus dated March 30, 1999 contained in Ziff-Davis Inc.'s Registration Statement on Form S-1 (File No. 333-69447) and in the registration statement on Form S-3 (File No. 333-84555), which became effective on August 11, 1999.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Swap Agreements

  Ziff-Davis Inc.'s credit facility exposes it to market risk with respect to changes in interest rates. Ziff-Davis Inc. manages this risk through the use of interest rate swap agreements.

  On June 15, 1999, Ziff-Davis amended a swap agreement (with a notional amount of $100 million) by reducing the fixed rate paid to the counterparty and providing the counterparty with a one-time option to cancel the swap agreement on February 5, 2000 (or reduce the term of the agreement by 3 1/2 years). Ziff-Davis entered into another swap agreement (with a notional amount of $50 million) on June 15, 1999. Under this swap agreement, Ziff-Davis will receive a fixed rate of interest and pay a floating rate of interest based on 3 months LIBOR, which resets quarterly, for the term of the agreement.

  Through the use of swap agreements, Ziff-Davis Inc. has effectively established a fixed interest rate for $500 million of the outstanding credit facility. Based on the $960 million outstanding under the credit facility as of June 30, 1999, if the LIBOR rate were to increase by 1%, Ziff-Davis Inc. would incur, after giving effect to the swap agreements, an additional $1.6 million of annual interest expense. The weighted average fixed rate Ziff-Davis pays under these agreements is approximately 5.1%.

  These swap agreements are viewed by Ziff-Davis Inc. as risk management tools and are not used for trading or speculative purposes. The notional amount of $500 million does not represent a real amount exchanged by the parties, and therefore, is not a measure of Ziff-Davis Inc.'s exposure through its use of swap agreements. The fair values of these swap agreements were estimated by obtaining quotes from brokers. These quotes represented the amounts that Ziff-Davis Inc. would pay if the agreements were terminated at the balance sheet date. While it is not Ziff-Davis Inc.'s intention to terminate these swap agreements, these fair values indicated that the termination of the swap agreements would have resulted in a loss of approximately $6.0 million. By their nature, swap agreements involve credit risk, due to the possible nonperformance by counterparties. To mitigate this risk, Ziff-Davis Inc. enters into swap agreements with major financial institutions and diversifies the counterparties used as a means to limit counterparty exposure and concentration of risk.

Hedge transaction

  In June 1999, Ziff-Davis entered into a short-sale to effect a hedge on 300,000 of its 438,057 shares of Beyond.com. These shares were sold on behalf of Ziff-Davis by a third party, at a weighted average price of $22.50 per share. Upon delivery of the shares to the third party, Ziff-Davis will receive the cash proceeds of the sale and recognize a gain. Ziff-Davis is not required to deliver the shares in any specified time-frame.

  Ziff-Davis Inc. is subject to the risk of non-performance by its counter-party, a major investment bank. In the event of non-performance by the counter-party, Ziff-Davis Inc. would incur a loss if the market value of the Beyond.com shares fell below Ziff-Davis Inc.'s cost basis.

                                    PART II

                               OTHER INFORMATION

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

  On January 28, 1999, the court entered an order consolidating the actions, appointing lead plaintiff's counsel and requiring the filing of a consolidated amended complaint. The consolidated amended complaint was filed on June 15, 1999 and only alleges claims under Section 11 of the Securities Act of 1933. On May 20, 1999, Ziff-Davis Inc. moved to dismiss the consolidated amended complaint. In July 1999, plaintiff filed their response to the motion. Ziff-Davis Inc. filed a reply on August 11, 1999.

  In addition, two derivative suits have been filed by stockholders against Ziff-Davis Inc. and all of its directors in the Court of Chancery of the State of Delaware for New Castle County. The complaints allege that the directors breached their fiduciary duties to Ziff-Davis Inc. by repricing the stock options awarded to certain directors and demand the nullification of the repricing and an injunction against exercise by the directors of any repriced option. Plaintiffs filed an amended complaint on February 17, 1999 (which is substantially similar to the original complaints, except that the amended complaint also addresses the granting of "new options" at an allegedly "reduced exercise price") and the actions have been consolidated. Answers to the amended complaint on behalf of both Ziff-Davis Inc. and its directors were filed on April 12, 1999. Discovery is proceeding.

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

  Not applicable

ITEM 3. Defaults Upon Senior Securities

  Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

  On May 27, 1999, Ziff-Davis Inc. held an Annual Meeting of Stockholders to vote on the following proposals:

  Proposal 1.  Election of three Class I directors: (i) Jason E. Chudnofsky,
             (ii) Ronald D. Fisher and (iii) Jonathan D. Lazarus

  Proposal 2.  Ratification of appointment of independent accountants
             (PricewaterhouseCoopers LLP)

  The following is a compilation of the votes cast for, against or abstained for each of the proposals above:

                                                              Votes
                                                 -------------------------------
                                                    For     Withheld    Total
                                                 ---------- --------- ----------
      Proposal 1................................
         (i)   Jason E. Chudnofsky.............  91,781,575 2,457,089 94,238,664
         (ii)  Ronald D. Fisher................  91,782,300 2,456,364 94,238,664
         (iii) Jonathan D. Lazarus.............  91,784,382 2,454,282 94,238,667

                                                          Votes
                                         ---------------------------------------
                                            For     Against Abstained   Total
                                         ---------- ------- --------- ----------
      Proposal 2........................ 94,081,575 105,771  51,318   94,238,664

ITEM 5. Other Information

  Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    27.1 Financial Data Schedule (EDGAR filing only)

(b) Reports on Form 8-K

    On April 2, 1999, Ziff-Davis Inc. filed a Form 8-K (File No. 001-14055) to report (1) Description of Business, (2) Selected Historical Financial and other Data, (3) Management's Discussion and Analysis of Financial Condition and Results of Operations and (4) Financial Statements for each of Ziff-Davis Inc., ZD and ZDNet, respectively which were included as part of Ziff-Davis Inc.'s Registration Statement on Form S-1, File No. 333-69447 which was filed with the Commission on March 30, 1999.

    On February 19, 1999, Ziff-Davis Inc. filed a Form 8-K (File No. 001-14055) to report the February 4, 1999 acquisition of ZDTV from MAC Holdings (America) Inc. for $81.4 million. Ziff-Davis Inc. filed the required Form 8-K/A with the audited financial statements of ZDTV on April 20, 1999.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Ziff-Davis Inc.

                                                 /s/ Timothy C. O'Brien
                                          By: _________________________________
                                                    Timothy C. O'Brien
                                             Chief Financial Officer, Director
                                             (On behalf of the Registrant and
                                                            as
                                               Principal Financial Officer)

Date: August 16, 1999

                                                    /s/ Mark D. Moyer
                                          By: _________________________________
                                                       Mark D. Moyer
                                               Vice President and Controller
                                             (On behalf of the Registrant and
                                                            as
                                               Principal Accounting Officer)

Date: August 16, 1999

                                 EXHIBIT INDEX


 27.1           Financial Data Schedule (EDGAR filing only)