Form 10-Q
period 1999-09-30
ZIFF DAVIS INC
filed 1999-11-15
CIK 1055131

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

  For the quarterly period ended September 30, 1999.

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
       (State or other jurisdiction of              (I.R.S. Employer Identification No.)
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

  As of November 11, 1999, there were 103,338,627 shares outstanding of the registrant's Ziff-Davis Inc.--ZD Common Stock, par value $0.01 per share, and 13,707,063 shares outstanding of the registrant's Ziff-Davis Inc.--ZDNet Common Stock, par value $0.01 per share.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                ZIFF-DAVIS INC.

                               INDEX TO FORM 10-Q

                                                                            Page
                                                                            ----
PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
 Ziff-Davis Inc.
  Consolidated Balance Sheets as of September 30, 1999 (Unaudited) and
   December 31, 1998.......................................................   1
  Consolidated Statements of Operations (Unaudited) for the three and nine
   months ended September 30, 1999 and 1998................................   2
  Consolidated Statements of Comprehensive Loss (Unaudited) for the three
   and nine months ended September 30, 1999 and 1998.......................   3
  Consolidated Statements of Cash Flows (Unaudited) for the nine months
   ended September 30, 1999 and 1998.......................................   4
  Consolidated Statement of Changes in Stockholders' Equity (Unaudited) for
   the nine months ended September 30, 1999................................   5
  Notes to unaudited consolidated financial statements.....................   6

 ZD
  Combined Balance Sheets as of September 30, 1999 (Unaudited) and December
   31, 1998................................................................  14
  Combined Statements of Operations (Unaudited) for the three and nine months ended September 30, 1999 and 1998................................  15
  Combined Statements of Comprehensive Income (Loss) (Unaudited) for the
   three and nine months ended September 30, 1999 and 1998.................  16
  Combined Statements of Cash Flows (Unaudited) for the nine months ended
   September 30, 1999 and 1998.............................................  17
  Combined Statement of Changes in Division Equity (Unaudited) for the nine months ended September 30, 1999.........................................  18
  Notes to unaudited combined financial statements.........................  19

 ZDNet
  Combined Balance Sheets as of September 30, 1999 (Unaudited) and December
   31, 1998................................................................  27
  Combined Statements of Operations (Unaudited) for the three and nine months ended September 30, 1999 and 1998................................  28
  Combined Statements of Comprehensive Income Loss (Unaudited) for the
   three and nine months ended September 30, 1999 and 1998.................  29
  Combined Statements of Cash Flows (Unaudited) for the nine months ended
   September 30, 1999 and 1998.............................................  30
  Combined Statement of Changes in Division Equity (Unaudited) for the nine months ended September 30, 1999.........................................  31
  Notes to unaudited combined financial statements.........................  32

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations
 Ziff-Davis Inc............................................................  38
 ZD........................................................................  47
 ZDNet.....................................................................  56

Item 3. Quantitative and Qualitative Disclosures about Market Risk.........  61

PART II. OTHER INFORMATION
Item 1. Legal Proceedings..................................................  63
Item 2. Changes in Securities and Use of Proceeds..........................  64
Item 3. Defaults Upon Senior Securities....................................  64
Item 4. Submission of Matters to a Vote of Security Holders................  64
Item 5. Other Information..................................................  64
Item 6. Exhibits and Reports on Form 8-K...................................  64

SIGNATURES.................................................................  65

                         PART I--FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                ZIFF-DAVIS INC.

                          CONSOLIDATED BALANCE SHEETS
          (dollars in thousands, except share and per share amounts)

                                                     September 30, December 31,
                                                         1999          1998
                                                     ------------- ------------
                                                      Unaudited)
                       ASSETS
Current assets:
 Cash and cash equivalents..........................  $   29,791    $   32,566
 Accounts receivable, net...........................     218,437       227,325
 Inventories........................................      12,946        15,551
 Prepaid expenses and other current assets..........      37,407        34,543
 Due from affiliates................................       4,722        53,984
 Deferred taxes.....................................      22,262        22,262
                                                      ----------    ----------
   Total current assets.............................     325,565       386,231
Securities available for sale.......................       7,916           --
Property and equipment, net.........................     116,917        91,189
Intangible assets, net..............................   2,935,514     2,907,043
Other assets........................................      58,024        49,340
                                                      ----------    ----------
   Total assets.....................................  $3,443,936    $3,433,803
                                                      ==========    ==========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable...................................  $   36,506    $   75,863
 Accrued expenses...................................     136,081        97,319
 Unearned income, net...............................     195,613       152,081
 Due to affiliates and management...................         --          4,618
 Current portion of notes payable to affiliates.....       6,923         7,692
 Other current liabilities..........................      17,054        13,125
                                                      ----------    ----------
   Total current liabilities........................     392,177       350,698
Notes payable to affiliates.........................      65,769        70,192
Notes payable, net of unamortized discount..........   1,199,215     1,469,130
Deferred taxes......................................     134,884       165,082
Due to management...................................         665         5,400
Other liabilities...................................      14,813        19,690
                                                      ----------    ----------
   Total liabilities................................   1,807,523     2,080,192
                                                      ----------    ----------
Commitments and contingencies (See Note 9)
Minority Interest...................................      31,255         1,013
                                                      ----------    ----------
Stockholders' equity:
 Preferred stock(1).................................         --            --
 Common stock--Ziff-Davis Inc.--ZD Common
  Stock(2)..........................................       1,033         1,000
 Common stock--Ziff-Davis Inc.--ZDNet Common
  Stock(3)..........................................         137           --
 Additional paid-in capital.........................   1,874,312     1,571,681
 Accumulated deficit................................    (253,185)     (197,238)
 Deferred compensation..............................     (17,606)      (22,024)
 Unrealized gain on securities available for sale...         989           --
 Cumulative translation adjustment..................        (522)         (821)
                                                      ----------    ----------
   Total stockholders' equity.......................   1,605,158     1,352,598
                                                      ----------    ----------
   Total liabilities and stockholders' equity.......  $3,443,936    $3,433,803
                                                      ==========    ==========

--------
(1) September 30, 1999 and December 31, 1998: par value $.01 per share, 10,000,000 shares authorized, no shares issued and outstanding.
(2) September 30, 1999: par value $.01 per share, 210,000,000 shares authorized (including Ziff-Davis Inc.--ZDNet Common Stock), 103,310,097 shares issued and outstanding; December 31, 1998: par value $.01 per share 120,000,000 shares authorized, 100,000,000 shares issued and outstanding.
(3) September 30, 1999: par value $.01 per share, 210,000,000 shares authorized (including Ziff-Davis Inc.--ZD Common Stock), 13,706,063 shares issued and outstanding; December 31, 1998: no shares authorized, issued or outstanding.

  The accompanying notes are an integral part of these financial statements.

                                ZIFF-DAVIS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
     (Unaudited--dollars in thousands, except share and per share amounts)

                             Three months ended           Nine months ended
                                September 30,               September 30,
                          --------------------------  --------------------------
                              1999          1998          1999          1998
                          ------------  ------------  ------------  ------------
Revenue, net:
  Publishing............  $    165,268  $    181,727  $    518,626  $    571,391
  Events................        63,085        29,787       157,150       122,690
  Internet..............        26,291        14,504        67,791        36,466
  Television............         3,642           --          9,343           --
                          ------------  ------------  ------------  ------------
                               258,286       226,018       752,910       730,547
Cost of production......        68,932        62,512       202,038       207,395
Selling, general and
 administrative
 expenses...............       157,557       140,412       458,593       425,764
Stock-based
 compensation...........         1,474            63         4,861           189
Depreciation and
 amortization of
 property and
 equipment..............         8,583         7,870        25,558        22,597
Amortization of
 intangible assets......        36,160        29,973       102,308        91,997
                          ------------  ------------  ------------  ------------
Loss from operations....       (14,420)      (14,812)      (40,448)      (17,395)
Interest expense, net...       (28,632)      (29,093)      (89,602)     (111,185)
Other non-operating
 income, net............        15,271         4,396        26,762         8,482
Minority interest in
 losses of
 subsidiaries...........         5,491            60        15,686           330
                          ------------  ------------  ------------  ------------
Loss before income
 taxes..................       (22,290)      (39,449)      (87,602)     (119,768)
Income tax benefit......        (7,259)      (34,951)      (31,655)      (33,589)
                          ------------  ------------  ------------  ------------
Net loss................  $    (15,031) $     (4,498) $    (55,947) $    (86,179)
                          ============  ============  ============  ============
ZDNet
Pro forma net income
 (loss) per basic common
 share..................  $       (.01) $        .00  $       (.00) $       (.12)
Pro forma weighted
 average basic common
 shares outstanding.....    73,402,667    71,500,000    72,315,852    71,500,000
ZD Group
Pro forma net loss per
 basic common share.....  $       (.14) $       (.04) $       (.55) $       (.86)
Pro forma weighted
 average basic common
 shares outstanding.....   103,287,483   100,000,000   102,508,377   100,000,000


   The accompanying notes are an integral part of these financial statements.

                                ZIFF-DAVIS INC.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                       (Unaudited--dollars in thousands)

                                           Three months
                                              ended         Nine months ended
                                          September 30,       September 30,
                                         -----------------  ------------------
                                           1999     1998      1999      1998
                                         --------  -------  --------  --------
Net loss................................ $(15,031) $(4,498) $(55,947) $(86,179)
Other comprehensive income (loss):
  Foreign currency translation
   adjustments..........................    5,627    1,152       299       999
  Unrealized (loss) gain on securities
   available for sale...................   (1,648)     --        989       --
                                         --------  -------  --------  --------
Comprehensive loss...................... $(11,052) $(3,346) $(54,659) $(85,180)
                                         ========  =======  ========  ========




   The accompanying notes are an integral part of these financial statements.

                                ZIFF-DAVIS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (Unaudited--dollars in thousands)

                                                          Nine months ended
                                                            September 30,
                                                        ----------------------
                                                          1999        1998
                                                        ---------  -----------
Cash flows from operating activities:
Net loss..............................................  $ (55,947) $   (86,179)
Adjustments to reconcile net loss to net cash provided
 by operating activities:
 Depreciation and amortization........................    127,866      114,594
 Amortization of debt issuance costs and discount.....      5,129        1,313
 Stock-based compensation.............................      4,861          189
 Gain from sale of business units.....................    (20,420)         --
 Income from equity investments.......................     (4,457)      (4,688)
 Deferred tax benefit.................................    (31,655)     (33,589)
 Minority interest....................................    (15,686)         --
 Changes in operating assets and liabilities:
   Accounts receivable................................     11,554       28,622
   Inventories........................................      2,605         (591)
   Accounts payable and accrued expenses..............     12,043        6,703
   Unearned income....................................     38,495       62,770
   Due to/from affiliates and management..............        --        10,707
   Other, net.........................................    (10,465)     (17,060)
                                                        ---------  -----------
Net cash provided by operating activities.............     63,923       82,791
                                                        ---------  -----------
Cash flows from investing activities:
 Capital expenditures.................................    (64,624)     (27,399)
 Proceeds from sale of business units.................     29,105          --
 Investments and other................................    (19,195)      (6,193)
 Distributions from joint ventures....................      4,000          --
 Acquisitions, net of cash acquired...................    (45,986)      (6,999)
                                                        ---------  -----------
Net cash used by investing activities.................    (96,700)     (40,591)
                                                        ---------  -----------
Cash flows from financing activities:
 Proceeds from sale of Ziff-Davis Inc.--ZD common
  stock(1)............................................     52,557      380,337
 Proceeds from issuance of notes payable(1)...........        --       242,723
 Proceeds from issuance of bank debt(1)...............        --     1,240,200
 Proceeds from sale of Ziff-Davis Inc.--ZDNet common
  stock(2)............................................    198,537          --
 Proceeds from sale of interest in ZDTV...............     54,000          --
 Principal payments on notes payable to affiliates....     (5,192)    (314,798)
 Repayments of credit facility........................   (320,400)     (45,000)
 Borrowings under credit facility.....................     50,500          --
 Payments of debt due to affiliate....................        --    (1,569,532)
 Purchase of treasury shares..........................        --       (29,500)
 Sale of treasury shares..............................        --        29,500
 Advance from majority shareholder....................        --        20,377
 Contributed capital..................................        --           345
                                                        ---------  -----------
Net cash provided (used) by financing activities......     30,002      (45,348)
                                                        ---------  -----------
Net decrease in cash and cash equivalents.............     (2,775)      (3,148)
Cash and cash equivalents at beginning of period......     32,566       30,301
                                                        ---------  -----------
Cash and cash equivalents at end of period............  $  29,791  $    27,153
                                                        =========  ===========
Supplemental cash flow information:
 Cash paid for income taxes...........................  $     --   $       642
 Cash paid for interest...............................  $  74,298  $    94,360

--------
(1) Net of transaction costs of $19,563; $9,800; and $7,277, respectively, for the nine months ended September 30, 1998.
(2)  Net of transaction costs of $19,897.

   The accompanying notes are an integral part of these financial statements.

                                ZIFF-DAVIS INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (dollars in thousands)

                              Common Stock
                  ------------------------------------
                                                                                           Unrealized
                                                                                            gain on
                       ZD Stock        ZD Net Stock    Additional                          securities Cumulative      Total
                  ------------------ -----------------  Paid-in   Accumulated   Deferred   available  Translation Stockholders'
                    Shares    Amount   Shares   Amount  Capital     Deficit   Compensation  for sale  adjustment     equity
                  ----------- ------ ---------- ------ ---------- ----------- ------------ ---------- ----------- -------------
Balance at
 December 31,
 1998...........  100,000,000 $1,000        --   $--   $1,571,681  $(197,238)  $ (22,024)     $--        $(821)    $1,352,598
Issuance of
 common stock...    3,030,303     30        --    --       49,970        --          --        --          --          50,000
Sale of minority
 interest in
 subsidiary.....          --     --         --    --        7,176        --          --        --          --           7,176
Stock-based
 compensation
 earned.........          --     --         --    --          --         --        4,861       --          --           4,861
Issuance of
 Ziff-Davis
 Inc.--ZDNet
 Common Stock,
 net of offering
 costs..........          --     --  11,500,000   115     198,340        --          --        --          --         198,455
Shares and
 options issued
 to acquire
 minority
 interest in
 GameSpot.......          --     --     600,000     6      12,025        --         (443)      --          --          11,588
Shares issued
 for
 acquisitions...          --     --   1,573,564    16      32,484        --          --        --          --          32,500
Sale of shares
 under employee
 stock purchase
 plan...........      152,764      2        --    --        1,775        --          --        --          --           1,777
Stock options
 exercised......      127,030      1     32,499   --          861        --          --        --          --             862
Unrealized gain
 on securities
 available for
 sale, net......          --     --         --    --          --         --          --        989         --             989
Net loss........          --     --         --    --          --     (55,947)        --        --          --         (55,947)
Foreign currency
 translation
 adjustment.....          --     --         --    --          --         --          --        --          299            299
                  ----------- ------ ----------  ----  ----------  ---------   ---------      ----       -----     ----------
Balance at
 September 30,
 1999
 (unaudited)....  103,310,097 $1,033 13,706,063  $137  $1,874,312  $(253,185)  $(17, 606)     $989       $(522)    $1,605,158
                  =========== ====== ==========  ====  ==========  =========   =========      ====       =====     ==========



   The accompanying notes are an integral part of these financial statements.

                                ZIFF-DAVIS INC.

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 (numbers rounded to the nearest thousand, except share and per share amounts)

1. The Company and Basis of Presentation

 Basis of presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the consolidated financial position of Ziff-Davis Inc. at September 30, 1999 and the results of its consolidated operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998 have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. It is suggested that the statements be read in conjunction with Ziff-Davis Inc.'s consolidated financial statements and notes thereto included in Ziff-Davis Inc.'s December 31, 1998 Annual Report and Form 10-K.

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

  The results of the MAC Assets, which were acquired in two tranches on October 31, 1997 and May 4, 1998, have been included in Ziff-Davis Inc.'s financial statements from the time of their acquisition by MAC Inc. ("MAC") on February 29, 1996. These results have been included in a manner similar to a pooling of interests, as the MAC Assets and predecessor companies of Ziff-Davis Inc. were under common control at the time the MAC Assets were acquired by Ziff-Davis Inc.

  Ziff-Davis Inc. operates in four business segments: (1) publishing, (2) events, (3) Internet and (4) television.

 Publishing

  The publishing segment is engaged in publishing magazines, journals, newsletters, electronic information products, training manuals and market research about computer technology and the Internet. The publishing segment's principal operations are in the U.S. and Europe, although it also licenses or syndicates its editorial content to over 50 publications distributed worldwide. The market research division was sold on October 1, 1999 (see Note
12).

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

  On April 6, 1999, the Company completed a public offering of 11,500,000 shares of a new class of common stock called Ziff-Davis Inc.--ZDNet Common Stock (see Note 3).

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

  The ZDNet Stock offering was completed on April 6, 1999. Ziff-Davis Inc. issued 11,500,000 shares of ZDNet Stock, at $19.00 per share, including 1,500,000 shares issued in conjunction with the underwriters' exercise of their option to purchase additional shares to cover over-allotments. Net proceeds of approximately $198,600,000 were received on April 6, 1999 and were used to repay indebtedness under the revolving credit agreement.

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)

  The following pro forma information has been prepared as if the ZDNet Stock offering had been consummated on January 1, 1999. The pro forma adjustments include a $4,215,000 reduction of interest expense and the tax effect of this adjustment at a statutory rate of 41.0%. There is no pro forma impact for the three month period ended September 30, 1999.

                                                            Nine months ended
                                                            September 30, 1999
                                                          ----------------------
                                                          (dollars in thousands)
      Revenue, net.......................................        $752,910
      Loss from operations...............................         (40,448)
      Interest expense, net..............................         (85,387)
      Loss before taxes..................................         (83,387)
      Income tax benefit.................................         (29,927)
      Net loss...........................................         (53,460)

  Pro forma loss per share is not shown since subsequent to the ZDNet offering, Ziff-Davis Inc. reports earnings for each class of stock in its related financial statements (i.e. ZD or ZDNet). The pro forma data is not necessarily indicative of actual results had the transaction occurred on January 1, 1999. Further, pro forma results are not meant to represent future financial results.

4. ZDTV

  On February 4, 1999, Ziff-Davis Inc. purchased ZDTV, LLC ("ZDTV") from MAC Holdings (America) Inc., a related party, for a purchase price of approximately $81,400,000. Ziff-Davis Inc. paid approximately $32,800,000 of the purchase price in cash (settled on February 5, 1999) and paid the remainder by applying approximately $48,600,000 in advances owed to it by MAC Holdings (America) Inc. Ziff-Davis Inc. also agreed to fund ZDTV during the period in 1999 prior to the purchase which was accounted for as additional purchase price. Such funding amounted to approximately $4,200,000.

  On February 5, 1999, Vulcan Programming Inc., an entity owned by Paul G. Allen, acquired a one-third equity interest in ZDTV for $54,000,000 in cash. In March 1999, an additional 4.0% equity interest was acquired by ZDTV's president. In both cases, the acquisitions were effected by issuing additional equity.

  The following unaudited summary pro forma information assumes that the acquisition of ZDTV and the acquisition of a one-third equity interest in ZDTV by Vulcan Programming Inc. had been consummated on January 1, 1999. Adjustments for ZDTV transactions include the operating results of ZDTV, amortization of the purchase price of ZDTV, Vulcan Programming Inc.'s one-third interest in the losses of ZDTV and the tax effects of these items. Pro forma loss per share is not shown since subsequent to the ZDNet Stock offering, Ziff-Davis Inc. reports earnings for each class of stock in its related financial statements (i.e. ZD or ZDNet). The pro forma data is not necessarily indicative of actual results had the transaction occurred on January 1, 1999. Further, pro forma results are not meant to represent future financial results. There is no pro forma impact for the three months ended September 30, 1999.

                                                 Nine months ended September
                                                           30, 1999
                                                -------------------------------
                                                 Ziff-    Adjustments
                                                 Davis      for ZDTV     Pro
                                                  Inc.    transactions  Forma
                                                --------  ------------ --------
                                                    (dollars in thousands)
      Revenue.................................. $752,910     $  316    $753,226
      Loss from operations.....................  (40,448)    (2,546)    (42,994)
      Net loss.................................  (55,947)    (1,006)    (56,953)

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)

 ZDTV 1999 Profits Interest Plan

  On May 11, 1999, ZDTV's Board of Directors adopted and approved the ZDTV 1999 Profits Interest Plan. Under such plan, ZDTV's Board of Directors may issue interests in ZDTV for incentive purposes to employees, directors and consultants covered by the plan. At September 30, 1999, there were 10,724,200 units issued under the plan.

5. Acquisitions and Dispositions

 GameSpot Inc.

  On April 7, 1999, Ziff-Davis Inc. completed the acquisition of the remaining 30.0% interest in GameSpot Inc. in exchange for 600,000 newly issued shares of ZDNet Stock valued at approximately $11,400,000. This acquisition was accounted for under the purchase method of accounting.

 Updates.com Inc.

  On July 2, 1999, ZDNet acquired Updates.com Inc. for a purchase price of approximately $18,500,000. Consideration was in the form of $5,000,000 in cash and 582,526 shares of ZDNet Stock valued at $13,500,000. This acquisition was accounted for under the purchase method of accounting.

 SoftSeek Inc.

  On July 30, 1999, ZDNet acquired SoftSeek Inc. for a purchase price of approximately $26,000,000. Consideration was in the form of $7,000,000 in cash and 991,038 shares of ZDNet Stock valued at $19,000,000. This acquisition was accounted for under the purchase method of accounting.

 Sale of Business Units

  Ziff-Davis Inc. has completed the sale of its 50.0% interest in ExpoComm LLC along with other smaller business units from the ZD Market Intelligence and ZD Education platforms. The proceeds from the sale of these business units totaled $29,105,000 and are reflected as investing activities in the statement of cash flows.

6. Investments

 On February 19, 1999 Ziff-Davis Inc. acquired warrants to purchase 2,005,400 shares of Series E preferred stock of BuyDirect.com Inc. ("Series E shares") at an exercise price of $1.65 per share. On March 25, 1999, Ziff-Davis Inc. exercised its warrants and received 1,510,020 Series E shares in a cashless exercise by exchanging 495,380 warrants in lieu of payment of the exercise price. On March 30, 1999, BuyDirect.com Inc. was acquired by Beyond.com Corporation and these Series E shares were converted to 438,057 shares of Beyond.com Corporation and at September 30, 1999 are reflected in the balance sheet as Securities Available for Sale.

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

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)

7. Income Taxes

  Income taxes are provided based on Ziff-Davis Inc.'s projected annual effective tax rate which differs from the U.S. federal statutory rate of 35.0% due to (i) certain items which are not deductible for income tax purposes, primarily nondeductible goodwill amortization, and (ii) the effect of state and local taxes. The tax benefit recorded for the nine months ended September 30, 1999 has been reflected as a reduction of the deferred tax liability as it is anticipated that the benefit will be realizable in future periods.

8. Earnings per share

  Ziff-Davis Inc. reports earnings per share for its two classes of common stock, ZD Stock and ZDNet Stock.

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

  The pro forma weighted average common shares outstanding and the pro forma income (loss) per share related to ZDNet Stock has been prepared assuming the reorganization and initial public offering of ZDNet Stock (see Note 3) occurred on January 1, 1998. Diluted earnings per share are not shown as the impact of stock options would be anti-dilutive.

9. Commitments and Contingencies

 Strategic Alternatives

  On July 14, 1999, Ziff-Davis Inc. announced that it had retained the investment banking firm of Morgan Stanley Dean Witter ("Morgan Stanley") to explore strategic alternatives to maximize shareholder value. The Ziff-Davis Inc. Board of Directors has not embraced any particular alternatives and will investigate all possible alternatives, including strategic alliances, mergers and the sale or joint venture of all or some of Ziff-Davis Inc.'s businesses. No assurances can be given that any transaction will result from the exploration process that Morgan Stanley has been retained to manage.

  On May 24, 1999, Ziff-Davis Inc. announced that it had retained Morgan Stanley to explore strategic alternatives for its ZD Market Intelligence Unit, the sale of which was completed on October 1, 1999. (See Note 12).

 Class action and derivative litigations

  Ziff-Davis Inc. is subject to various claims and legal proceedings arising in the normal course of business.

  Following a decline in the price per share of Ziff-Davis Inc.'s common stock in October 1998, eight securities class action suits were filed against Ziff-Davis Inc. and certain of its directors and officers in the United States District Court for the Southern District of New York.

  The complaints alleged that defendants violated Sections 11, 12(a) (2) and 15 of the Securities Act of 1933 in connection with the registration statement filed by Ziff-Davis Inc. with the Securities and Exchange Commission relating to the initial public offering of Ziff-Davis Inc.'s stock completed on May 4, 1998 (the "IPO"). More particularly, the complaints alleged that the registration statement contained false and misleading statements and failed to disclose facts that could have indicated an impending decline in Ziff-Davis Inc.'s

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts) revenue. The complaints sought on behalf of a class of purchasers of Ziff-Davis Inc.'s common stock from the date of the IPO through October 8, 1998 unspecified damages, interest, fees and costs, rescission, and injunctive relief such as the imposition of a constructive trust upon the proceeds of the IPO.

  On January 28, 1999, the court entered an order consolidating the actions, appointing lead plaintiff's counsel and requiring the filing of a consolidated amended complaint. The consolidated amended complaint was filed on June 15, 1999 and only alleges claims under Section 11 of the Securities Act of 1933. On May 20, 1999, Ziff-Davis Inc. moved to dismiss the consolidated amended complaint. In July 1999, plaintiff filed their response to the motion. Ziff-Davis Inc. filed a reply on August 11, 1999. The motion has not been decided.

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

 Other legal proceedings

  Ziff-Davis Inc. was named as a defendant in an action, filed on April 17, 1998 in the Supreme Court of the State of New York, by minority stockholders of SOFTBANK Interactive Marketing Inc. ("SIM"), formerly an indirect subsidiary of SOFTBANK Corp. The complaint alleged, among other things, that SBH, SIM's majority stockholder, acting with Ziff-Davis Inc. and two of its senior officers and directors who were directors of SIM (and who were also named as defendants), had conflicts of interest between SIM and other Softbank investments (including investments in Ziff-Davis Inc.) and failed to act in the best interests of SIM and the minority stockholders by taking actions which benefited Ziff-Davis Inc. The complaint stated claims based on common law fraud, breach of fiduciary duty and aiding and abetting theories and seeks in excess of $200,000,000 in damages. Upon motion of Ziff-Davis Inc. and the other defendants, all of the claims against them other than a breach of contract claim which is solely against SBH, were dismissed on February 26, 1999. On April 1, 1999, plaintiffs filed a notice of appeal of the dismissal. On September 2, 1999, the remaining claim, which was solely against SBH, was dismissed. On October 6, 1999, plaintiffs filed a notice of appeal of this dismissal.

  Ziff-Davis Inc. and ZDTV, L.L.C. ("ZDTV"), a majority owned affiliate of Ziff-Davis Inc., were named as defendants in an action filed on November 10, 1999 in the U.S. District Court, Southern District of New York, by plaintiff. In October, 1998 ZDTV through a subsidiary purchased certain assets from corporations owned by plaintiff and two other individuals. In addition to a cash payment at the closing of the sale, ZDTV agreed to pay additional purchase price, contingent on the future operating profits of the SkyTV division. Ziff-Davis Inc. guaranteed the obligations of ZDTV. The complaint alleges, among other things, that ZDTV and Ziff-Davis Inc. breached their covenants of good faith and fair dealing by failing to act in the best interests of the SkyTV division, to support and procure business for the SkyTV division, and to provide public relations, marketing assistance and corporate sales team support, thereby lessening plaintiff's opportunity to earn additional purchase price. The complaint seeks an amount to be determined at trial, but not less than $60,000,000 in damages.

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

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)

 Interest rate swap

  On June 15, 1999, Ziff-Davis Inc. amended a swap agreement (with a notional amount of $100,000,000) by reducing the fixed rate paid to the counterparty and providing the counterparty with a one-time option to cancel the swap agreement on February 5, 2000. Ziff-Davis Inc. entered into another swap agreement (with a notional amount of $50,000,000) on June 15, 1999. Under this swap agreement, Ziff-Davis Inc. will receive a fixed rate of interest and pay a floating rate of interest based on 3 months LIBOR, which resets quarterly, for the term of the agreement.

 Beyond.com hedge

  In June 1999, Ziff-Davis Inc. entered into a short-sale to effect a hedge on 300,000 of its 438,057 shares of Beyond.com. These shares were sold on behalf of Ziff-Davis Inc. by a third party at a weighted average price of $22.50 per share. In September 1999, Ziff-Davis Inc. delivered the shares required to close the short position by repurchasing the shares at a market price of $14.00 per share. A gain of approximately $2,600,000 was deferred in the period relating to this hedge transaction.

10. Registration Statement

  On August 5, 1999, Ziff-Davis Inc. filed a registration statement on Form S-3 (File No. 333-84555), which became effective on August 11, 1999, with the Securities and Exchange Commission to register 1,180,173 shares of ZDNet Stock in connection with the acquisition of Updates.com Inc. and SoftSeek Inc.

11. Segment Information

  Ziff-Davis Inc. operates in four reportable business segments: (1) publishing, (2) events, (3) Internet and (4) television. All material inter-segment revenue has been eliminated. The following table presents information about each of the reported segments:

                                        Three months ended   Nine months ended
                                           September 30,       September 30,
                                        -------------------- ------------------
                                          1999       1998      1999      1998
                                        ---------  --------- --------  --------
                                               (dollars in thousands)
     Revenue:
     Publishing.......................  $ 165,268  $ 181,727 $518,626  $571,391
     Events...........................     63,085     29,787  157,150   122,690
     Internet.........................     26,291     14,504   67,791    36,466
     Television.......................      3,642        --     9,343       --
                                        ---------  --------- --------  --------
       Total..........................  $ 258,286  $ 226,018 $752,910  $730,547
                                        =========  ========= ========  ========
                                        Three months ended   Nine months ended
                                           September 30,       September 30,
                                        -------------------- ------------------
                                          1999       1998      1999      1998
                                        ---------  --------- --------  --------
                                               (dollars in thousands)
     EBITDA:
     Publishing.......................  $  17,475  $  23,558 $ 80,185  $ 88,544
     Events...........................     35,962      2,135   60,164    21,879
     Internet.........................      4,621      1,857   11,177    (4,223)
     Television.......................     (7,030)       --   (20,924)      --
                                        ---------  --------- --------  --------
       Total..........................  $  51,028  $  27,550 $130,602  $106,200
                                        =========  ========= ========  ========

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)

                                                      September 30, December 31,
                                                          1999          1998
                                                      ------------- ------------
                                                        (dollars in thousands)
     Total Assets:
     Publishing.....................................   $1,944,663    $2,192,099
     Events.........................................    1,195,191     1,144,018
     Internet.......................................      179,650        97,686
     Television.....................................      124,432           --
                                                       ----------    ----------
       Total........................................   $3,443,936    $3,433,803
                                                       ==========    ==========

  A reconciliation of EBITDA to loss before income taxes is below:

                                     Three months ended    Nine months ended
                                        September 30,        September 30,
                                     --------------------  -------------------
                                       1999       1998       1999      1998
                                     ---------  ---------  --------  ---------
                                             (dollars in thousands)
   Total segment EBITDA............  $  51,028  $  27,550  $130,602  $ 106,200
   Depreciation and amortization of
    property and equipment.........     (8,583)    (7,870)  (25,558)   (22,597)
   Amortization of intangible
    assets.........................    (36,160)   (29,973) (102,308)   (91,997)
   Stock-based compensation........     (1,474)       (63)   (4,861)      (189)
   Minority interest in ZDTV's non-
    EBITDA losses..................      1,531        --      4,125        --
   Interest expense, net...........    (28,632)   (29,093)  (89,602)  (111,185)
                                     ---------  ---------  --------  ---------
   Loss before income taxes........  $ (22,290) $ (39,449) $(87,602) $(119,768)
                                     =========  =========  ========  =========

12. Subsequent Events

 Sale of Market Intelligence Unit

  On October 1, 1999, Ziff-Davis Inc. completed the sale of its Market Intelligence unit for $101,000,000 in cash plus $5,000,000 in assumed deferred revenue obligations.

 Registration Statement

  On October 22, 1999, Ziff-Davis Inc. filed a registration statement on Form S-3 (File No. 333-89597), which became effective on October 29, 1999, with the Securities and Exchange Commission to register 180,000 shares of ZDNet Stock acquired by three selling shareholders of GameSpot in connection with its merger with Ziff-Davis Inc.

 Smart Planet Inc.

  In September 1999, the Company formed Smart Planet Inc. to conduct the operations of its consumer based educational website. In conjunction with the launch of this business a stock option plan was adopted. On October 25, 1999, the Company granted options to purchase approximately 2,468,000 shares of Smart Planet Inc. The exercise price of the options was based on an estimate of the fair value of the underlying shares.

                                       ZD
                        (a division of Ziff-Davis Inc.)

                            COMBINED BALANCE SHEETS
                             (dollars in thousands)

                                                      September 30, December 31,
                                                          1999          1998
                                                      ------------- ------------
                                                       (Unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents..........................  $   29,300    $   32,274
  Accounts receivable, net...........................     197,555       208,593
  Inventories........................................      12,946        15,551
  Prepaid expenses and other current assets..........      36,954        34,278
  Due from affiliates................................       4,722        53,984
  Deferred taxes.....................................      22,262        21,483
                                                       ----------    ----------
    Total current assets.............................     303,739       366,163
Property and equipment, net..........................     110,517        85,571
Retained interest in ZDNet...........................     149,053        89,547
Intangible assets, net...............................   2,823,236     2,844,317
Other assets.........................................      46,406        44,340
                                                       ----------    ----------
    Total assets.....................................  $3,432,951    $3,429,938
                                                       ==========    ==========

                        LIABILITIES AND DIVISION EQUITY
Current liabilities::
  Accounts payable...................................  $   32,411    $   73,310
  Accrued expenses...................................     130,623        93,824
  Unearned income, net...............................     187,090       151,003
  Due to ZDNet.......................................      16,729           --
  Due to affiliates and management...................         --          4,618
  Current portion of notes payable to affiliates.....       6,923         7,692
  Other current liabilities..........................      17,054        13,125
                                                       ----------    ----------
    Total current liabilities........................     390,830       343,572
Notes payable to affiliates..........................      65,769        70,192
Notes payable, net of unamortized discount...........   1,199,215     1,469,130
Deferred taxes.......................................     137,767       169,356
Due to management....................................         665         5,400
Other liabilities....................................      14,813        18,677
                                                       ----------    ----------
    Total liabilities................................   1,809,059     2,076,327
                                                       ----------    ----------
Commitments and contingencies (see Note 7)
Minority interest....................................      31,255         1,013
Division equity......................................   1,592,637     1,352,598
                                                       ----------    ----------
    Total liabilities and division equity............  $3,432,951    $3,429,938
                                                       ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                                       ZD
                        (a division of Ziff-Davis Inc.)

                       COMBINED STATEMENTS OF OPERATIONS
     (Unaudited--dollars in thousands, except share and per share amounts)

                             Three months ended           Nine months ended
                                September 30,               September 30,
                          --------------------------  --------------------------
                              1999          1998          1999          1998
                          ------------  ------------  ------------  ------------
Revenue, net:
  Publishing............  $    165,268  $    181,727  $    518,626  $    571,391
  Events................        63,085        29,787       157,150       122,690
  Television............         3,642           --          9,343           --
                          ------------  ------------  ------------  ------------
                               231,995       211,514       685,119       694,081
Cost of production......        67,494        62,898       197,986       206,656
Selling, general and
 administrative
 expenses...............       137,325       127,319       405,913       385,484
Stock-based
 compensation...........           635            63         1,908           189
Depreciation and
 amortization of
 property and
 equipment..............         7,724         7,253        23,527        21,235
Amortization of
 intangible assets......        32,784        28,953        96,549        88,579
                          ------------  ------------  ------------  ------------
Loss from operations....       (13,967)      (14,972)      (40,764)       (8,062)
Interest expense, net...       (29,025)      (29,093)      (90,545)     (111,185)
Income (loss) related to
 retained interest in
 ZDNet..................          (604)          212          (111)       (8,691)
Other non-operating
 income, net............        15,271         4,396        26,762         8,482
Minority interest in
 losses of
 subsidiaries...........         5,491           --         15,569           --
                          ------------  ------------  ------------  ------------
Loss before income
 taxes..................       (22,834)      (39,457)      (89,089)     (119,456)
Income tax benefit......        (7,940)      (34,959)      (33,142)      (33,277)
                          ------------  ------------  ------------  ------------
Net loss................  $    (14,894) $     (4,498) $    (55,947) $    (86,179)
                          ============  ============  ============  ============
Pro forma net loss per
 basic common share.....  $       (.14) $       (.04) $       (.55) $       (.86)
Pro forma weighted
 average basic common
 shares outstanding.....   103,287,483   100,000,000   102,508,377   100,000,000


   The accompanying notes are an integral part of these financial statements.

                                       ZD
                        (a division of Ziff-Davis Inc.)

               COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                       (Unaudited--dollars in thousands)

                                           Three months
                                              ended         Nine months ended
                                          September 30,       September 30,
                                         -----------------  ------------------
                                           1999     1998      1999      1998
                                         --------  -------  --------  --------
Net loss................................ $(14,894) $(4,498) $(55,947) $(86,179)
Other comprehensive income, net of tax
  Foreign currency translation
   adjustments..........................    5,627    1,152       299       999
  Appreciation in equity of retained
   interest in ZDNet....................   26,022      --     61,477       --
                                         --------  -------  --------  --------
Comprehensive income (loss)............. $ 16,755  $(3,346) $  5,829  $(85,180)
                                         ========  =======  ========  ========




   The accompanying notes are an integral part of these financial statements.

                                       ZD
                        (a division of Ziff-Davis Inc.)

                       COMBINED STATEMENTS OF CASH FLOWS
                       (Unaudited--dollars in thousands)

                                                          Nine Months Ended
                                                            September 30,
                                                        ----------------------
                                                          1999        1998
                                                        ---------  -----------
Cash flows from operating activities:
Net loss..............................................  $ (55,947) $   (86,179)
Adjustments to reconcile net loss to net cash provided
 by operating activities:
 Depreciation and amortization........................    120,076      109,814
 Amortization of debt discount........................      5,129        1,313
 Loss from retained interest in ZDNet.................        111        8,691
 Loss from equity investments.........................     (4,457)      (4,688)
 Gain from sale of business units.....................    (20,420)          --
 Deferred tax provision...............................    (33,142)     (33,277)
 Stock-based compensation.............................      1,908          189
 Minority interest....................................    (15,569)          --
 Changes in operating assets and liabilities:
   Accounts receivable................................     13,285       32,334
   Inventories........................................      2,605         (591)
   Accounts payable and accrued expenses..............      9,120        3,836
   Unearned income....................................     37,290       62,036
   Due to affiliates and management...................         --       10,707
   Other, net.........................................    (11,090)     (16,730)
                                                        ---------  -----------
Net cash provided by operating activities.............     48,899       87,455
                                                        ---------  -----------
Cash flows from investing activities:
 Capital expenditures.................................    (61,861)     (24,218)
 Capital contributions to ZDNet.......................         --      (13,242)
 Proceeds from sale of business units.................     29,105           --
 Distributions from joint ventures....................      4,000           --
 Investments and other................................    (12,577)      (1,193)
 Acquisitions, net of cash acquired...................    (33,986)      (6,999)
                                                        ---------  -----------
Net cash used by investing activities.................    (75,319)     (45,652)
                                                        ---------  -----------
Cash flows from financing activities:
 Proceeds from sale of Ziff-Davis Inc.--ZD common
  stock(1)                                                 52,557      380,337
 Proceeds from issuance of notes payable(1)...........         --      242,723
 Proceeds from issuance of bank debt(1)...............         --    1,240,200
 Proceeds from sale of Ziff-Davis Inc.--ZDNet common
  stock(2)............................................    172,572           --
 Proceeds from sale of interest in ZDTV...............     54,000           --
 Repayments of credit facility........................         --           --
 Borrowings under credit facility.....................     50,500           --
 Payments of notes payable to affiliates..............         --   (1,569,532)
 Payments of bank debt................................   (320,400)     (45,000)
 Payments of debt due to affiliate....................     (5,192)    (314,798)
 Purchase of treasury shares..........................         --      (29,500)
 Return of capital from ZDNet.........................      2,723
 Sale of treasury shares..............................         --       29,500
 Advance from affiliate, net..........................     16,686       20,377
 Contributed capital..................................         --          345
                                                        ---------  -----------
Net cash provided (used) by financing activities......     23,446      (45,348)
                                                        ---------  -----------
Net decrease in cash and cash equivalents.............     (2,974)      (3,545)
Cash and cash equivalents at beginning of period......     32,274       30,273
                                                        ---------  -----------
Cash and cash equivalents at end of period............  $  29,300  $    26,728
                                                        =========  ===========
Supplemental cash flow information:
 Cash paid for income taxes...........................  $      --  $       642
 Cash paid for interest...............................  $  74,298  $    94,360

--------
(1)1998 amounts net of transaction costs of $19,563; $9,800; and $7,277, respectively.
(2)Net of transaction costs of $19,897.

   The accompanying notes are an integral part of these financial statements.

                                       ZD
                        (a division of Ziff-Davis Inc.)

               COMBINED STATEMENTS OF CHANGES IN DIVISION EQUITY
                             (dollars in thousands)

                                                              Cumulative    Total
                           Division  Accumulated   Deferred   translation  division
                           capital     deficit   compensation adjustment    equity
                          ---------- ----------- ------------ ----------- ----------
Balance at December 31,
 1998...................  $1,559,336  $(197,238)   $(8,679)      $(821)   $1,352,598
Issuance of common
 stock..................      50,000                                          50,000
Sale of minority
 interest in
 subsidiary.............       7,176                                           7,176
Stock-based compensation
 earned.................                             1,908                     1,908
Issuance of ZDNet Stock,
 net of offering cost...     172,572                                         172,572
Sale of stock under
 employee stock purchase
 plan...................       1,775                                           1,775
Stock options
 exercised..............         779                                             779
Appreciation in equity
 of retained interest in
 ZDNet..................      61,477                                          61,477
Net loss................                (55,947)                             (55,947)
Foreign currency
 translation
 adjustment.............                                           299           299
                          ----------  ---------    -------       -----    ----------
Balance at September 30,
 1999 (unaudited).......  $1,853,115  $(253,185)   $(6,771)      $(522)   $1,592,637
                          ==========  =========    =======       =====    ==========



   The accompanying notes are an integral part of these financial statements.

                                      ZD
                        (a division of Ziff-Davis Inc.)

               NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS
 (numbers rounded to the nearest thousand, except share and per share amounts)

1. Organization and Basis of Presentation

 Basis of presentation

  The accompanying unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the combined financial position of ZD at September 30, 1999 and the results of its combined operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998 have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. It is suggested that the statements be read in conjunction with ZD's combined financial statements and notes thereto for the year ended December 31, 1998, included in Ziff-Davis Inc.'s Current Report on Form 8-K dated August 4, 1999 (File No. 001-14055).

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

  The results of the MAC Assets, which were acquired in two tranches on October 31, 1997 and May 4, 1998, have been included in Ziff-Davis Inc.'s financial statements from the time of their acquisition by MAC Inc. ("MAC") on February 29, 1996. These results have been included in a manner similar to a pooling of interests, as the MAC Assets and predecessor companies of Ziff-Davis Inc. were under common control at the time the MAC Assets were acquired by Ziff-Davis Inc.

  ZD is the division of Ziff-Davis Inc. focused on the business of print publishing, tradeshows and conferences, television, market research and education. ZDNet is the Internet business division of Ziff-Davis Inc. As of September 30, 1999, ZD held a retained interest in ZDNet of approximately 81.5% (see Note 3).

  ZD operates in three business segments: (1) publishing, (2) events and (3) television.

 Publishing

  The publishing segment is engaged in publishing magazines, journals, newsletters, electronic information products, training manuals and market research about computer technology and the Internet. The publishing segment's principal operations are in the U.S. and Europe, although it also licenses or syndicates its editorial content to over 50 publications distributed worldwide. The market research division was sold on October 1, 1999 (see Note
9).

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

 Earnings per share

  Pro forma net loss per basic common share and the associated weighted average common shares outstanding in the 1998 period presented on the combined statement of operations assumes the initial public offering of Ziff-Davis Inc. common stock (see Note 2) was completed on January 1, 1998.

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

  Prior to the ZDNet Stock offering, ZD held a 100% retained interest in ZDNet. The ZDNet Stock offering was completed on April 6, 1999. Ziff-Davis Inc. issued 11,500,000 shares at $19.00 per share, including 1,500,000 shares issued in conjunction with the underwriters' exercise of their option to purchase additional shares to cover over-allotments. Ziff-Davis Inc. attributed to ZDNet 1,500,000 of the sold shares in a manner analogous to a primary offering, and attributed to ZD 10,000,000 of the sold shares in respect of its retained interest in ZDNet, in a manner analogous to a secondary offering. ZD received net proceeds of approximately $172,700,000 and ZDNet received net proceeds of approximately $25,900,000. The ZDNet net proceeds were loaned to ZD as an intercompany loan which bears interest at the rate at which funding is available to Ziff-Davis Inc. After giving effect to the ZDNet Stock offering, there were 11,500,000 shares of ZDNet Stock outstanding and another 60,000,000 notional shares of ZDNet Stock intended to represent ZD's retained interest in ZDNet, which was approximately 83.9% immediately following the offering.

  Prior to the ZDNet Stock offering, Ziff-Davis Inc. provided all funding for ZD and ZDNet. Ziff-Davis Inc. continued with these practices until the ZDNet Stock was issued. Accordingly, no interest expense or income to or from ZDNet has been reflected in the financial statements of ZD for any period prior to the date on which the ZDNet Stock was issued.

  The following pro forma information has been prepared as if the ZDNet Stock offering had been consummated on January 1, 1999. The pro forma adjustments include a $3,666,000 reduction of interest expense and the tax effect of this adjustment at a statutory tax rate of 41.0%. The pro forma data is not necessarily indicative of actual results had the transaction occurred on January 1, 1999. Further, pro forma results are not meant to represent future financial results. There is no pro forma impact for the three-month period ended September 30, 1999.

                                                             Nine Months Ended
                                                             September 30, 1999
                                                            --------------------
                                                            (in thousands except
                                                             per share amount)
      Revenue, net.........................................       $685,119
      Loss from operations.................................        (40,764)
      Interest expense, net................................        (86,879)
      Loss before taxes....................................        (85,423)
      Income tax benefit...................................        (31,639)
      Net loss.............................................        (53,784)
      Pro forma loss per basic common share................           (.52)

                                      ZD
                        (a division of Ziff-Davis Inc.)

         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(Continued) (numbers rounded to the nearest thousand, except share and per share amounts)


4. ZDTV

  On February 4, 1999, ZD purchased ZDTV, LLC ("ZDTV") from MAC Holdings (America) Inc., a related party, for a purchase price of approximately $81,400,000. ZD paid approximately $32,800,000 of the purchase price in cash (settled on February 5, 1999) and paid the remainder by applying approximately $48,600,000 in advances owed to it by MAC Holdings (America) Inc. ZD also agreed to fund ZDTV during the period in 1999 prior to the purchase which was accounted for as additional purchase price. Such funding amounted to approximately $4,200,000.

  On February 5, 1999 Vulcan Programming Inc., an entity owned by Paul G. Allen, acquired a one-third interest in ZDTV for $54,000,000 in cash. In March 1999, an additional 4.0% equity interest was acquired by ZDTV's president. In both cases the acquisitions were effected by issuing additional equity.

  The following unaudited summary pro forma information assumes that the acquisition of ZDTV and the acquisition of a one-third equity interest in ZDTV by Vulcan Programming Inc. had been consummated on January 1, 1999. Adjustments for ZDTV transactions include the operating results of ZDTV, amortization of the purchase price of ZDTV, Vulcan Programming's one-third interest in the losses of ZDTV and the tax effects of these items. The pro forma data is not necessarily indicative of actual results had the transaction occurred on January 1, 1999. Further, pro forma results are not meant to represent future financial results. There is no pro forma impact for the three months ended September 30, 1999.

                                 Nine months ended September
                                           30, 1999
                                -------------------------------
                                          Adjustments
                                              for
                                              ZDTV       Pro
                                   ZD     transactions  Forma
                                --------  ------------ --------
                                (in thousands except per share
                                           amounts)
      Revenue.................  $685,119    $   316    $685,435
      Loss from operations....   (40,764)    (2,546)    (43,310)
      Net loss................   (55,947)    (1,006)    (56,953)
      Pro forma loss per basic
       common share...........                            (0.56)

 ZDTV 1999 Profits Interest Plan

  On May 11, 1999, ZDTV's Board of Directors adopted and approved the ZDTV 1999 Profits Interest Plan. Under such plan, ZDTV's Board of Directors may issue interests in ZDTV for incentive purposes to employees, directors and consultants covered by the plan. At September 30, 1999, there were 10,724,200 units issued under the plan.

5. Income Taxes

  Income taxes are provided based on ZD's projected annual effective tax rate which differs from the U.S. federal statutory rate of 35.0% due to (i) certain items which are not deductible for income tax purposes, primarily losses of the MAC Assets prior to their purchase by ZD and nondeductible goodwill amortization, and (ii) the effect of state and local taxes. The tax benefit recorded for the three and nine months ended September 30, 1999 has been reflected as a reduction of the deferred tax liability as it is anticipated that the benefit will be realizable in future periods.

                                      ZD
                        (a division of Ziff-Davis Inc.)

         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(Continued) (numbers rounded to the nearest thousand, except share and per share amounts)


6. Sale of Business Units

  ZD has completed the sale of its 50.0% interest in ExpoComm LLC along with other smaller business units from the ZD Market Intelligence and ZD Education platforms. The proceeds from the sale of these business units totaled $29,105,000 and are reflected as investing activities in the statement of cash flows.

7. Commitments and Contingencies

 Strategic Alternatives

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

  On May 24, 1999, Ziff-Davis Inc. announced that it had retained Morgan Stanley to explore strategic alternatives for its ZD Market Intelligence unit, the sale of which was completed on October 1, 1999. (See Note 9).

 Class action and derivative litigations

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

  The complaints alleged that defendants violated Sections 11, 12(a) (2) and 15 of the Securities Act of 1933 in connection with the registration statement filed by Ziff-Davis Inc. with the Securities and Exchange Commission relating to the initial public offering of Ziff-Davis Inc.'s stock completed on May 4, 1998 (the "IPO"). More particularly, the complaints alleged that the registration statement contained false and misleading statements and failed to disclose facts that could have indicated an impending decline in Ziff-Davis Inc.'s revenue. The complaints sought on behalf of a class of purchasers of Ziff-Davis Inc.'s common stock from the date of the IPO through October 8, 1998, unspecified damages, interest, fees and costs, rescission, and injunctive relief such as the imposition of a constructive trust upon the proceeds of the IPO.

  On January 28, 1999, the court entered an order consolidating the actions, appointing lead plaintiff's counsel and requiring the filing of a consolidated amended complaint. The consolidated amended complaint was filed on June 15, 1999 and only alleges claims under Section 11 of the Securities Act of 1933. On May 20, 1999,Ziff-Davis Inc. moved to dismiss the consolidated amended complaint. In July 1999, plaintiff filed their response to the motion. Ziff-Davis Inc. filed a reply on August 11, 1999. The motion has not been decided.

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

 Other legal proceedings

  Ziff-Davis Inc. was named as a defendant in an action, filed on April 17, 1998 in the Supreme Court of the State of New York, by minority stockholders of SOFTBANK Interactive Marketing Inc. ("SIM"), formerly an indirect subsidiary of SOFTBANK Corp. The complaint alleged, among other things, that SBH, SIM's majority stockholder, acting with Ziff-Davis Inc. and two of its senior officers and directors who were directors of SIM (and who were also named as defendants), had conflicts of interest between SIM and other Softbank investments (including investments in Ziff-Davis Inc.) and failed to act in the best interests of SIM and the minority stockholders by taking actions which benefited Ziff-Davis Inc. The complaint stated claims based on common law fraud, breach of fiduciary duty and aiding and abetting theories and seeks in excess of $200,000,000 in damages. Upon motion of Ziff-Davis Inc. and the other defendants, all of the claims against them other than a breach of contract claim which is solely against SBH, were dismissed on February 26, 1999. On April 1, 1999, plaintiffs filed a notice of appeal of the dismissal. On September 2, 1999, the remaining claim, which was solely against SBH, was dismissed. On October 6, 1999, plaintiffs filed a notice of appeal of this dismissal.

  Ziff-Davis Inc. and ZDTV, L.L.C. ("ZDTV"), a majority owned affiliate of Ziff-Davis Inc., were named as defendants in an action filed on November 10, 1999 in the U.S. District Court, Southern District of New York, by plaintiff. In October, 1998 ZDTV through a subsidiary purchased certain assets from corporations owned by plaintiff and two other individuals. In addition to a cash payment at the closing of the sale, ZDTV agreed to pay additional purchase price, contingent on the future operating profits of the SkyTV division. Ziff-Davis Inc. guaranteed the obligations of ZDTV. The complaint alleges, among other things, that ZDTV and Ziff-Davis Inc. breached their covenants of good faith and fair dealing by failing to act in the best interests of the SkyTV division, to support and procure business for the SkyTV division, and to provide public relations, marketing assistance and corporate sales team support, thereby lessening plaintiff's opportunity to earn additional purchase price. The complaint seeks an amount to be determined at trial, but not less than $60,000,000 in damages.

  Although the outcome of these cases cannot be predicted, Ziff-Davis Inc. believes that there are substantial defenses to the claims. Ziff-Davis Inc. currently cannot estimate its ultimate liability, if any, with respect to such pending litigations. Accordingly, no provision for such matters has been included in the financial statements.

 Interest rate swap

  On June 15, 1999, ZD amended a swap agreement (with a notional amount of $100,000,000) by reducing the fixed rate paid to the counterparty and providing the counterparty with a one-time option to cancel the swap agreement on February 5, 2000. ZD entered into another swap agreement (with a notional amount of $50,000,000) on June 15, 1999. Under this swap agreement, ZD will receive a fixed rate of interest and pay a floating rate of interest based on 3 months LIBOR, which resets quarterly, for the term of the agreement.

                                      ZD
                        (a division of Ziff-Davis Inc.)

         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(Continued) (numbers rounded to the nearest thousand, except share and per share amounts)


8. Segment Information

  ZD operates in three reportable business segments: (1) publishing, (2) events and (3) television. All material inter-segment revenue has been eliminated. The following table presents information about each of the reported segments:

                                             Three months
                                                 ended        Nine months ended
                                             September 30,      September 30,
                                           ------------------ ------------------
                                             1999      1998     1999      1998
                                           --------  -------- --------  --------
                                                 (dollars in thousands)
   Revenue:
   Publishing............................. $165,268  $181,727 $518,626  $571,391
   Events.................................   63,085    29,787  157,150   122,690
   Television.............................    3,642       --     9,343       --
                                           --------  -------- --------  --------
     Total................................ $231,995  $211,514 $685,119  $694,081
                                           ========  ======== ========  ========
                                             Three months
                                                 ended        Nine months ended
                                             September 30,      September 30,
                                           ------------------ ------------------
                                             1999      1998     1999      1998
                                           --------  -------- --------  --------
                                                 (dollars in thousands)
   EBITDA:
   Publishing............................. $ 21,253  $ 25,415 $ 89,745  $ 84,321
   Events.................................   35,962     2,135   60,164    21,879
   Television.............................   (7,030)      --   (20,924)      --
                                           --------  -------- --------  --------
     Total................................ $ 50,185  $ 27,550 $128,985  $106,200
                                           ========  ======== ========  ========

                                                      September 30, December 31,
                                                          1999          1998
                                                      ------------- ------------
                                                        (dollars in thousands)
      Total Assets:
      Publishing....................................   $2,113,328    $2,285,920
      Events........................................    1,195,191     1,144,018
      Television....................................      124,432           --
                                                       ----------    ----------
        Total.......................................   $3,432,951    $3,429,938
                                                       ==========    ==========

  A reconciliation of EBITDA to loss before income taxes is below:

                                        Three months
                                            ended         Nine months ended
                                          June 30,             June 30,
                                      ------------------  -------------------
                                        1999      1998      1999      1998
                                      --------  --------  --------  ---------
                                             (dollars in thousands)
Total segment EBITDA................. $ 50,185  $ 27,550  $128,985  $ 106,200
Depreciation and amortization of
 property and equipment..............   (7,724)   (7,253)  (23,527)   (21,235)
Amortization of intangible assets....  (32,784)  (28,953)  (96,549)   (88,579)
Stock-based compensation.............     (635)      (63)   (1,908)      (189)
Retained interest in ZDNet's non-
 EBITDA losses.......................   (4,380)   (1,645)   (9,670)    (4,468)
Minority interest in ZDTV's non-
 EBITDA losses.......................    1,529       --      4,125        --
Interest expense, net................  (29,025)  (29,093)  (90,545)  (111,185)
                                      --------  --------  --------  ---------
Loss before income taxes............. $(22,834) $(39,457) $(89,089) $(119,456)
                                      ========  ========  ========  =========

                                      ZD
                        (a division of Ziff-Davis Inc.)

         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(Continued) (numbers rounded to the nearest thousand, except share and per share amounts)

9. Subsequent Events

 Sale of Market Intelligence Unit

  On October 1, 1999, Ziff-Davis Inc. completed the sale of its Market Intelligence unit for $101,000,000 in cash plus $5,000,000 in assumed deferred revenue obligations.

 Smart Planet Inc.

  In September 1999, the Company formed Smart Planet Inc. to conduct the operations of its consumer based educational website. In conjunction with the launch of this business a stock option plan was adopted. On October 25, 1999, the Company granted options to purchase approximately 2,468,000 shares of Smart Planet Inc. The exercise price of the options was based on an estimate of the fair value of the underlying shares.

                                     ZDNet
                        (a division of Ziff-Davis Inc.)

                            COMBINED BALANCE SHEETS
                             (dollars in thousands)

        September 30, December 31,
            1999          1998
        ------------- ------------
         (Unaudited)
ASSETS

Current assets:

  Cash and cash equivalents................................... $    491 $   292
  Accounts receivable, net....................................   20,882  18,732
  Receivable from ZD..........................................   16,729     --
  Deferred taxes..............................................      --      779
  Other current assets........................................      453     265
                                                               -------- -------
    Total current assets......................................   38,555  20,068
Securities available for sale.................................    7,916      --
Property and equipment, net...................................    6,400   5,618
Investments, at cost..........................................   11,618   5,000
Deferred taxes................................................    2,883   4,274
Intangible assets, net........................................  112,278  62,726
                                                               -------- -------
    Total assets.............................................. $179,650 $97,686
                                                               ======== =======

               LIABILITIES AND DIVISION EQUITY
Current liabilities:
  Accounts payable............................................ $  4,095 $ 2,553
  Accrued expenses............................................    5,458   3,495
  Unearned income.............................................    8,523   1,078
                                                               -------- -------
    Total current liabilities.................................   18,076   7,126
Non-current liabilities.......................................      --    1,013
                                                               -------- -------
    Total liabilities.........................................   18,076   8,139
                                                               -------- -------
Commitments and contingencies (see Note 9)
Division equity...............................................  161,574  89,547
                                                               -------- -------
    Total liabilities and division equity..................... $179,650 $97,686
                                                               ======== =======

     The accompanying notes are an integral part of the combined financial statements.

                                     ZDNet
                        (a division of Ziff-Davis Inc.)

                       COMBINED STATEMENTS OF OPERATIONS
     (Unaudited--dollars in thousands, except share and per share amounts)

                               Three months ended        Nine months ended
                                  September 30,            September 30,
                             ------------------------ ------------------------
                                1999         1998        1999         1998
                             -----------  ----------- -----------  -----------
Revenue, net...............  $    26,291  $    14,504 $    67,791  $    36,466
Cost of operations:
  Production and content...        9,205        5,906      25,491       18,971
  Selling, general and
   administrative
   expenses................       12,464        6,801      31,241       22,048
  Stock-based
   compensation............          839          --        2,953          --
  Depreciation and
   amortization of property
   and equipment...........          860          617       2,031        1,362
  Amortization of
   intangible assets.......        3,376        1,020       5,759        3,418
                             -----------  ----------- -----------  -----------
Income (loss) from
 operations................         (453)         160         316       (9,333)
Interest income............          393          --          943          --
Minority interest..........          --            60         117          330
                             -----------  ----------- -----------  -----------
Income (loss) before income
 taxes.....................          (60)         220       1,376       (9,003)
Income tax provision
 (benefit).................          681            8       1,487         (312)
                             -----------  ----------- -----------  -----------
Net income (loss)..........  $      (741) $       212 $      (111) $    (8,691)
                             ===========  =========== ===========  ===========
Pro forma net income (loss)
 per basic common share....  $      (.01) $       .00 $      (.00) $      (.12)
Pro forma weighted average
 basic common shares
 outstanding...............   73,402,667   71,500,000  72,315,852   71,500,000



     The accompanying notes are an integral part of the combined financial statements.

                                     ZDNet
                        (a division of Ziff-Davis Inc.)

               COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                       (Unaudited--dollars in thousands)

                                                                Nine months
                                         Three months ended        ended
                                            September 30,      September 30,
                                         --------------------- ---------------
                                            1999       1998     1999    1998
                                         ----------  --------- ------  -------
Net (loss) income ...................... $     (741) $    212  $ (111) $(8,691)
Other comprehensive income (loss), net
 of tax:
  Foreign currency translation
   adjustments..........................        118      (129)    864     (105)
  Unrealized (loss) gain on securities
   available for sale...................     (1,648)      --      989      --
                                         ----------  --------  ------  -------
Comprehensive (loss) income ............ $   (2,271) $     83  $1,742  $(8,796)
                                         ==========  ========  ======  =======



     The accompanying notes are an integral part of the combined financial statements.

                                     ZDNet
                        (a division of Ziff-Davis Inc.)

                       COMBINED STATEMENTS OF CASH FLOWS
                       (Unaudited--dollars in thousands)

                                                              Nine Months
                                                                 Ended
                                                             September 30,
                                                            -----------------
                                                              1999     1998
                                                            --------  -------
Cash flows from operating activities:
Net loss .................................................. $   (111) $(8,691)
Adjustments to reconcile net loss to net cash provided
 (used) by operating activities:
  Depreciation and amortization of property and equipment..    2,031    1,362
  Amortization of intangible assets........................    5,759    3,418
  Minority interest........................................     (117)     --
  Deferred tax provision (benefit).........................    1,487     (312)
  Stock-based compensation.................................    2,953      --
  Changes in operating assets and liabilities:
    Accounts receivable....................................   (1,731)  (3,712)
    Other current assets...................................     (191)      (1)
    Accounts payable and accrued expenses..................    2,923    2,867
    Unearned income........................................    1,205      734
    Other, net.............................................      814     (329)
                                                            --------  -------
Net cash provided (used) by operating activities...........   15,022   (4,664)
                                                            --------  -------
Cash flows from investing activities:
  Capital expenditures.....................................   (2,763)  (3,181)
  Investments..............................................   (6,618)  (5,000)
  Acquisitions.............................................  (12,000)     --
                                                            --------  -------
Net cash used by investing activities......................  (21,381)  (8,181)
                                                            --------  -------
Cash flows from financing activities:
  Capital (distributions) contributions to from ZD.........   (2,723)  13,242
  Advances to ZD, net......................................  (16,686)     --
  Proceeds from stock offering(1)..........................   25,885      --
  Proceeds from exercise of stock options..................       82      --
                                                            --------  -------
Net cash provided by financing activities..................    6,558   13,242
                                                            --------  -------
Net increase in cash and cash equivalents..................      199      397
Cash and cash equivalents at beginning of period...........      292       28
                                                            --------  -------
Cash and cash equivalents at end of period................. $    491  $   425
                                                            ========  =======

--------
(1) Net of transaction costs of $2,615.

     The accompanying notes are an integral part of the combined financial statements.

                                     ZDNet
                        (a division of Ziff-Davis Inc.)

               COMBINED STATEMENTS OF CHANGES IN DIVISION EQUITY
                             (dollars in thousands)

                                                               Unrealized gain   Cumulative   Total
                          Division     Deferred   Accumulated   on securities    translation division
                           capital   compensation   deficit   available for sale adjustment   equity
                          ---------  ------------ ----------- ------------------ ----------- --------
Balance at December 31,
 1998...................  $ 148,975    $(13,345)   $ (46,047)        $--            $(36)    $ 89,547
Return of capital to
 parent.................     (2,723)                                                           (2,723)
Stock-based compensation
 earned.................                  2,953                                                 2,953
Unrealized gain on
 securities available
 for sale, net..........                                              989                         989
Issuance of ZDNet
 Stock..................     25,885                                                            25,885
Acquisition of
 GameSpot...............     12,031        (443)                                               11,588
Exercise of ZDNet
 options................         82                                                                82
Stock issued for
 acquisitions...........     32,500                                                            32,500
Net income..............                                (111)                                    (111)
Foreign exchange
 translation
 adjustment.............                                                             864          864
                          ---------    --------    ---------         ----           ----     --------
Balance at September 30,
 1999 (unaudited).......  $ 216,750    $(10,835)   $(46,158)         $989           $828     $161,574
                          =========    ========    =========         ====           ====     ========



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

                                     ZDNet
                        (a division of Ziff-Davis Inc.)

               NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS
 (numbers rounded to the nearest thousand, except share and per share amounts)

1. Organization and Basis of Presentation

 Basis of presentation

  The accompanying unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the combined financial position of ZDNet at September 30, 1999 and the results of its combined operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998 have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. It is suggested that the statements be read in conjunction with ZDNet's combined financial statements for the year ended December 31, 1998, included in Ziff-Davis Inc.'s Current Report on Form 8-K dated August 4, 1999 (File No. 001-14055).

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

  ZDNet is the Internet business division of Ziff-Davis Inc. ZD is the division of Ziff-Davis Inc. focused on the business of print publishing, trade shows and conferences, television, market research and education. At September 30, 1999, ZD held a retained interest in ZDNet of approximately 81.5% (see
Note 3).

 Acquisition of GameSpot, Inc.

  In January 1997, SOFTBANK Holdings Inc. ("SBH"), an affiliate of Ziff-Davis Inc., acquired 70.0% of GameSpot Inc. ("GameSpot", formerly SpotMedia Communications, Inc.) for approximately $3,000,000. Funds for this acquisition were provided by Ziff-Davis Inc. to SBH. As part of the reorganization and initial public offering that was completed on May 4, 1998 (See Note 2), the 70.0% interest in GameSpot was contributed to ZDNet. Because GameSpot and Ziff-Davis Inc. were under common control at the time of the transaction, the GameSpot acquisition has been accounted for in a manner similar to a pooling of interests and GameSpot's results have been included in ZDNet's results since the time of common ownership (January 1997).

  On April 7, 1999, Ziff-Davis Inc. completed the acquisition of the remaining 30.0% interest in GameSpot in exchange for 600,000 newly issued shares of Ziff-Davis Inc.--ZDNet Common Stock ("ZDNet Stock") valued at approximately $11,400,000. This acquisition has been accounted for under the purchase method of accounting.

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

  Prior to the ZDNet Stock offering, ZD held a 100% retained interest in ZDNet. The ZDNet Stock offering was completed on April 6, 1999. Ziff-Davis Inc. issued 11,500,000 shares at $19.00 per share including 1,500,000 shares issued in conjunction with the underwriters' exercise of their option to purchase additional shares to cover over-allotments. Ziff-Davis Inc. attributed to ZDNet 1,500,000 of the sold shares in a manner analogous to a primary offering and the related net proceeds of approximately $25,900,000. The full amount of the net proceeds was loaned to ZD as an intercompany loan which bears interest at the rate at which funding is available to Ziff-Davis Inc. After giving effect to the ZDNet Stock offering, there were 11,500,000 shares of ZDNet Stock outstanding and another 60,000,000 notional shares of ZDNet Stock intended to represent ZD's retained interest in ZDNet, which was approximately 83.9% immediately following the offering.

  Prior to the ZDNet Stock offering, Ziff-Davis Inc. provided all funding for ZD and ZDNet. Ziff-Davis Inc. continued these practices until the ZDNet Stock was issued. Accordingly, no interest expense or income to or from ZD has been reflected in the financial statements of ZDNet for any period prior to the date on which the ZDNet Stock was issued.

  The following summary pro forma information has been prepared as if the ZDNet Stock offering had been consummated on January 1, 1999. The pro forma adjustments include the recognition of $550,000 of interest income from ZD and the tax effect of this adjustment at a statutory tax rate of 41.0%. The pro forma data is not

                                     ZDNet
                        (a division of Ziff-Davis Inc.)

         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(Continued) (numbers rounded to the nearest thousand, except share and per share amounts)

necessarily indicative of actual results had the transaction occurred on January 1, 1999. Further, pro forma results are not meant to represent future financial results. There is no pro forma impact for the three month period ended September 30, 1999.

                                                             Nine Months Ended
                                                               September 30,
                                                                   1999
                                                             -----------------
                                                              (in thousands,
                                                               except share
                                                                 amounts)
      Revenue, net..........................................      $67,791
      Loss from operations..................................          316
      Interest income.......................................        1,493
      Income before taxes...................................        1,926
      Income tax provision..................................        1,712
      Net income............................................          214
      Pro forma net income per basic and diluted common
       share................................................         0.00

4. Investments

 BuyDirect.com Inc.

  On February 19, 1999 ZDNet acquired warrants to purchase 2,005,400 shares of Series E preferred stock of BuyDirect.com Inc. ("Series E shares") at a exercise price $1.65 per share. On March 25, 1999, ZDNet exercised its warrants and received 1,510,020 Series E shares in a cashless exercise by exchanging 495,380 warrants in lieu of payment of the exercise price. On March 30, 1999, BuyDirect.com Inc. was acquired by Beyond.com Corporation and these Series E shares were converted to 438,057 shares of Beyond.com Corporation and at September 30, 1999 are reflected in the balance sheet as Securities Available for Sale.

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

 Deja.com Inc.

  On May 13, 1999, ZDNet made an additional investment in Deja.com Inc. (formerly Deja News, Inc.) with the purchase of 386,939 shares of Series D convertible non-voting preferred stock at a purchase price of $3.61 per share. This investment is accounted for at cost.

 Onebox.com, Inc.

  On July 30, 1999, ZDNet made an investment in Onebox.com, Inc. with the purchase of 346,650 shares of Series B preferred stock at a purchase price of approximately $1,000,000. This investment is accounted for at cost.

 Techies.com, Inc.

  On September 14, 1999, ZDNet made an investment in Techies.com, Inc. ZDNet paid $4,000,000 in cash for 655,738 shares of Series B convertible preferred stock. This investment is accounted for at cost.

                                     ZDNet
                        (a division of Ziff-Davis Inc.)

         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(Continued) (numbers rounded to the nearest thousand, except share and per share amounts)


5. Acquisitions

 Updates.com Inc.

  On July 2, 1999, ZDNet acquired Updates.com Inc. for a purchase price of approximately $18,500,000. Consideration was in the form of $5,000,000 in cash and 582,526 shares of ZDNet Stock valued at $13,500,000. This acquistion was accounted for under the purchase method of accounting.

 SoftSeek Inc.

  On July 30, 1999, ZDNet acquired SoftSeek Inc. for a purchase price of approximately $26,000,000. Consideration was in the form of $7,000,000 in cash and 991,038 shares of ZDNet stock valued at $19,000,000. This acquisition was accounted for under the purchase method of accounting.

6. Income Taxes

  Income taxes are provided based on ZDNet's projected annual effective tax rate which differs from the U.S. federal statutory rate of 35.0% due to (i) certain items which are not deductible for income tax purposes, primarily nondeductible goodwill amortization, and (ii) the effect of state and local taxes. In addition, tax benefits attributable to losses in foreign jurisdictions and certain U.S. losses are subject to the establishment of a valuation allowance inasmuch as such loss carryforwards are not expected to be utilized in the future. The tax benefit recorded for the nine months ended September 30, 1999 has been reflected as a non-current deferred tax asset as it is anticipated that the benefit will reverse in future periods when ZDNet generates taxable income.

7. Earnings per share

  Pro forma earnings per share and the related weighted average common shares outstanding presented in the statement of operations assume that the ZDNet Stock offering (see Note 3) occurred on January 1, 1998. Diluted earnings per share are not shown as the impact of stock options would be anti-dilutive.

8. Registration Statement

  On August 5, 1999, Ziff-Davis Inc. filed a registration statement on Form S-3 (File No. 333-84555), which became effective on August 11, 1999, with the Securities and Exchange Commission to register 1,180,173 shares of ZDNet Stock in connection with the acquisition of Updates.com and SoftSeek Inc.

9. Commitments and Contingencies

 Strategic Alternatives

  On July 14, 1999, Ziff-Davis Inc. announced that it has retained the investment banking firm of Morgan Stanley Dean Witter ("Morgan Stanley") to explore strategic alternatives to maximize shareholder value. The Ziff-Davis Inc. Board of Directors has not embraced any particular strategic alternative and will investigate all possible alternatives, including strategic alliances, mergers, and the sale or joint venture of all or some of Ziff-Davis Inc.'s businesses (including ZDNet). No assurances can be given that any transaction will result from the exploration process that Morgan Stanley Dean Witter has been retained to manage.

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

  The complaints alleged that defendants violated Sections 11, 12(a) (2) and 15 of the Securities Act of 1933 in connection with the registration statement filed by Ziff-Davis Inc. with the Securities and Exchange Commission relating to the initial public offering of Ziff-Davis Inc.'s stock completed on May 4, 1998 (the "IPO"). More particularly, the complaints alleged that the registration statement contained false and misleading statements and failed to disclose facts that could have indicated an impending decline in Ziff-Davis Inc.'s revenue. The complaints sought on behalf of a class of purchasers of Ziff-Davis Inc.'s common stock from the date of the IPO through October 8, 1998, unspecified damages, interest, fees and costs, rescission, and injunctive relief such as the imposition of a constructive trust upon the proceeds of the IPO.

  On January 28, 1999, the court entered an order consolidating the actions, appointing lead plaintiff's counsel and requiring the filing of a consolidated amended complaint. The consolidated amended complaint was filed on June 15, 1999 and only alleges claims under Section 11 of the Securities Act of 1933. On May 20, 1999, Ziff-Davis Inc. moved to dismiss the consolidated amended complaint. In July 1999, plaintiff filed their response to the motion. Ziff-Davis Inc. filed a reply on August 11, 1999. The motion has not yet been decided.

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

 Other legal proceedings

  Ziff-Davis Inc. was named as a defendant in an action, filed on April 17, 1998 in the Supreme Court of the State of New York, by minority stockholders of SOFTBANK Interactive Marketing Inc. ("SIM"), formerly an indirect subsidiary of SOFTBANK Corp. The complaint alleged, among other things, that SBH, SIM's majority stockholder, acting with Ziff-Davis Inc. and two of its senior officers and directors who were directors of SIM (and who were also named as defendants), had conflicts of interest between SIM and other Softbank investments (including investments in Ziff-Davis Inc.) and failed to act in the best interests of SIM and the minority stockholders by taking actions which benefited Ziff-Davis Inc. The complaint stated claims based on common law fraud, breach of fiduciary duty and aiding and abetting theories and seeks in excess of $200,000,000 in damages. Upon motion of Ziff-Davis Inc. and the other defendants, all of the claims against them other than a breach of contract claim which is solely against SBH, were dismissed on February 26, 1999. On April 1, 1999, plaintiffs filed a notice of appeal of the dismissal. On September 2, 1999, the remaining claim, which was solely against SBH, was dismissed. On October 6, 1999, plaintiffs filed a notice of appeal of this dismissal.

                                     ZDNet
                        (a division of Ziff-Davis Inc.)

         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(Continued) (numbers rounded to the nearest thousand, except share and per share amounts)


  Ziff-Davis Inc. and ZDTV, L.L.C. ("ZDTV"), a majority owned affiliate of Ziff-Davis Inc., were named as defendants in an action filed on November 10, 1999 in the U.S. District Court, Southern District of New York, by plaintiff. In October, 1998 ZDTV through a subsidiary purchased certain assets from corporations owned by plaintiff and two other individuals. In addition to a cash payment at the closing of the sale, ZDTV agreed to pay additional purchase price, contingent on the future operating profits of the SkyTV division. Ziff-Davis Inc. guaranteed the obligations of ZDTV. The complaint alleges, among other things, that ZDTV and Ziff-Davis Inc. breached their covenants of good faith and fair dealing by failing to act in the best interests of the SkyTV division, to support and procure business for the SkyTV division, and to provide public relations, marketing assistance and corporate sales team support, thereby lessening plaintiff's opportunity to earn additional purchase price. The complaint seeks an amount to be determined at trial, but not less than $60,000,000 in damages.


  Although the outcome of these cases cannot be predicted, Ziff-Davis Inc. believes that there are substantial defenses to the claims. Ziff-Davis Inc. currently cannot estimate its ultimate liability, if any, with respect to such pending litigations. Accordingly, no provision for such matters has been included in the financial statements.

 Beyond.com Hedge

  In June 1999, ZDNet entered into a short-sale to effect a hedge on 300,000 of its 438,057 shares of Beyond.com. These shares were sold on behalf of ZDNet by a third party at a weighted average price of $22.50 per share. In September 1999, ZDNet delivered the shares required to close the short position by repurchasing the shares at a market price of $14.00 per share. A gain of approximately $2,600,000 was deferred in the period related to this hedge transaction.

10. Subsequent Events

 Registration statement

  On October 22, 1999, Ziff-Davis Inc. filed a registration statement on Form S-3 (File No. 333-89597), which became effective on October 29, 1999, with the Securities and Exchange Commission to register 180,000 shares of ZDNet Stock acquired by three selling shareholders of GameSpot in connection with its merger with ZDNet.

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

  On October 1, 1999, Ziff-Davis Inc. completed the sale of its ZD Market Intelligence ("ZDMI") unit for $101.0 million in cash plus $5.0 million in assumed deferred revenue obligations. In 1998, the latest complete fiscal year, ZDMI contributed 5.1% of the Company's total revenue and 3.2% of total EBITDA. As such, the sale of this business unit is not expected to have a material impact on the future results of operations or cash flows of Ziff-Davis Inc.

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

Acquisitions and Sale of Common Stock

 ZDTV

  On February 4, 1999, Ziff-Davis Inc. purchased ZDTV, LLC ("ZDTV") from MAC Holdings (America) Inc., a related party, for a purchase price of approximately $81.4 million. Ziff-Davis Inc. paid approximately $32.8 million of the purchase price in cash (settled on February 5, 1999) and paid the remainder by applying approximately $48.6 million in advances owed to it by MAC Holdings (America) Inc. Ziff-Davis Inc. also agreed to be responsible for the funding of ZDTV during the period in 1999 prior to the purchase which was accounted for as additional purchase price. Such funding amounted to approximately $4.2 million.

  On February 5, 1999, Vulcan Programming Inc., an entity owned by Paul G. Allen, acquired a one-third equity interest in ZDTV for $54.0 million in cash. In March 1999, an additional 4.0% equity interest was acquired by ZDTV's president. In both cases, the acquisitions were effected by issuing additional equity.

  As a result of the acquisition, Ziff-Davis Inc. recorded an increase in intangible assets of $76.1 million which will be amortized over 10 years. ZDTV's cash requirements are currently expected to be approximately $50 million for 1999. The $54.0 million invested in ZDTV by Vulcan Programming Inc. will be used to fund ZDTV and thereafter cash requirements will be funded by the members or by third parties.

 Sale of Common Stock

  On March 4, 1999, Vulcan Ventures Inc., the investment vehicle of Paul G. Allen, purchased 3,030,303 shares of Ziff-Davis Inc. common stock for $50.0 million in cash.

 GameSpot Inc.

  On April 7, 1999, Ziff-Davis Inc. closed on the acquisition of the remaining 30% interest in GameSpot Inc. in exchange for 600,000 newly issued shares of ZDNet Stock valued at approximately $11.4 million. This acquisition was accounted for under the purchase method of accounting.

 Updates.com Inc.

  On July 2, 1999, Ziff-Davis Inc. acquired Updates.com, Inc. for $5.0 million in cash and 582,526 shares of ZDNet Stock valued at $13.5 million. This acquisition was accounted for under the purchase method of accounting.

 SoftSeek Inc.

  On July 30, 1999, Ziff-Davis Inc. acquired SoftSeek Inc. for $7.0 million in cash and 991,038 shares of ZDNet Stock valued at $19 million. This acquisition was accounted for under the purchase method of accounting.

  In connection with the acquisitions described in the preceding three paragraphs, Ziff-Davis Inc. will record additional amortization expense in 1999 of approximately $5.5 million.

Presentation of Financial Information

  Ziff-Davis Inc. is comprised of certain operations which were acquired at various times and completed a reorganization in May 1998. See Notes 1 and 2 to the Consolidated Financial Statements included in Ziff-Davis Inc.'s Annual Report on Form 10-K (File No. 001-14055).

Results of Operations

Comparison of the three months ended September 30, 1999 and 1998

 Revenue

  Revenue for the third quarter of 1999 was $258.3 million compared to $226.0 million for the third quarter of 1998, an increase of $32.3 million or 14.3%. Revenue by segment is summarized in the following table:

                                                                 Three months
                                                                     ended
                                                                 September 30,
                                                               -----------------
                                                                 1999     1998
                                                               -------- --------
                                                                  (dollars in
                                                                  thousands)
      Revenue:
      Publishing.............................................  $165,268 $181,727
      Events.................................................    63,085   29,787
      Internet...............................................    26,291   14,504
      Television.............................................     3,642       --
                                                               -------- --------
        Total................................................  $258,286 $226,018
                                                               ======== ========

  Revenue from the publishing segment decreased by $16.5 million or 9.1% from $181.7 million in the third quarter of 1998 to $165.3 million in the third quarter of 1999. Excluding the effect of the three magazines that were closed in October 1998 as part of a restructuring, publishing segment revenue decreased by $10.4 million or 5.9%. Revenue from newer business publications and consumer publications increased by 80.8% and 28.1%, respectively, but were more than offset by a revenue decline from the major business publications, most significantly at Computer Shopper. Margin pressure on computer equipment manufacturers, industry consolidation product delays, and a focus on Year 2000 transition contributed to reduced demand for advertising in these publications.

  Revenue from the events segment increased by $33.3 million or 111.8% from $29.8 million in the third quarter of 1998 to $63.1 million in the third quarter of 1999. The primary reason for the increase was the shift of two events from the fourth quarter of 1998 to the third quarter of 1999. Excluding the shifting of events, revenue decreased by $5.7 million or 8.3%, primarily due to the discontinuation of certain smaller events.

  Revenue from the Internet segment increased by $11.8 million or 81.3% from $14.5 million in the third quarter of 1998 to $26.3 million in the third quarter of 1999. Revenue from advertising accounted for 92.7% of total revenue for 1999 compared to 86.4% for the same period in 1998. During the period both the number of advertisers and the average monthly revenue per advertiser increased as did the average sale price per page. Subscription-based fees and services declined as expected and were $1.9 million of the three months ended September 30, 1999 compared to $2.0 million for the same period in 1998.

  Revenue from the television segment was $3.6 million for 1999. The television segment was acquired on February 4, 1999 when Ziff-Davis Inc. purchased ZDTV from MAC Holdings (America) Inc. for an aggregate purchase price of $81.4 million. (See Note 4 in the Ziff-Davis Inc. Unaudited Consolidated Financial Statements).

 Cost of production

  The cost of production increased by $6.4 million or 10.3% from $62.5 million in the third quarter of 1998 to $69.0 million in the third quarter of 1999. The increase was driven by the acquisition of ZDTV and the shift in timing of certain events. The increase was mostly offset by the decline in publishing production costs related to a decline in advertising pages and the absence of costs related to the closure of certain publications. Cost of production was 26.7% and 27.7% of revenue for the three months ended September 30, 1999 and 1998, respectively. The decrease as a percentage of revenue primarily reflects the increased profitability of ZDNet.

 Selling, general and administrative expenses

  Selling, general and administrative expenses were $157.5 million for the third quarter of 1999 compared to $140.4 million in the third quarter of 1998, an increase of $17.1 million or 12.2%. The increase was primarily related to the acquisition of ZDTV and the increase in personnel and advertising costs required to support the growth of ZDNet, partially offset by the reduced costs as a result of the fourth quarter 1998 restructuring. Selling, general and administrative expenses were 61.0% and 62.1% of revenue for the three months ended September 30, 1999 and 1998, respectively.

 Stock-based compensation

  Stock-based compensation is a non-cash charge which is recorded over the vesting period of certain stock option and restricted stock grants. Stock-based compensation increased by $1.4 million from $0.1 million in the third quarter of 1998 to $1.5 million for the third quarter of 1999. The increase was a result of the issuance of certain options of ZDNet Stock and the conversion of certain SOFTBANK Corp. stock options to Ziff-Davis Inc. stock options in December 1998, both of which resulted in compensation.

 Depreciation and amortization

  Total depreciation and amortization expense was $44.7 million for the third quarter of 1999 compared to $37.8 for the third quarter of 1998, an increase of $6.9 million or 18.2%. The primary reason for the increase was depreciation and amortization of assets associated with the acquisitions of ZDTV, Updates.com and SoftSeek along with depreciation at Ziff-Davis Inc.'s new offices. These increases were partially offset by the absence of amortization related to intangible assets written off as part of the October 1998 restructuring.

 Interest expense, net

  Net interest expense declined by $0.5 million or 1.6% to $28.6 million for the third quarter of 1999 from $29.1 million for the third quarter of 1998. This was primarily due to a significant reduction in Ziff-Davis Inc.'s outstanding debt through the reorganization and initial public offering completed in May 1998 and the ZDNet Stock offering completed in April 1999, partially offset by higher average interest rates in the 1999 period and non-cash interest charges related to the amortization of fees paid in connection with the December 1998 amendment to the credit facility.

 Other non-operating income, net

  Other non-operating income primarily reflects Ziff-Davis Inc.'s equity share of earnings and losses from joint ventures, fees earned from management of events not produced by Ziff-Davis and gains or losses realized on the disposition of business units. Income of $15.3 million for the quarter ended September 30, 1999 was $10.9 million higher than the income for the same period in 1998 of $4.4 million. This difference was primarily due to one-time gains of $13.3 million from the sale of several business units, principally the sale of Ziff-Davis Inc.'s 50.0% interest in the ExpoComm joint venture, partially offset by lower joint venture and management fee income. The sale of these business units is not expected to have a material impact on Ziff-Davis Inc.'s future results from operations or cash flows.

 Minority interest in losses of subsidiaries

  Losses attributable to minority stockholders of Ziff-Davis Inc.'s subsidiaries increased $5.4 million from $0.1 million for the third quarter of 1998 to $5.5 million for the third quarter of 1999. This increase is primarily due to the sale of a one-third interest in ZDTV in February 1999, creating a minority interest in the losses of ZDTV.

 Income taxes

  The consolidated tax benefit for the third quarter of 1999 was $7.3 million compared to $35.0 million in the third quarter of 1998. The effective tax rate for the three months ended September 30, 1999 was 32.6% compared to 88.6% for the 1998 quarter. The difference is due to variances in the projected annual effective tax rate for the respective years. These rates are based on estimates for annual earnings and taxes available at the time and reflect adjustments to record year-to-date income tax benefits or expense at revised rates of 36.1% and 28.0% for the 1999 and 1998 periods, respectively. The actual annual effective tax rate for 1988 was 25.4%.

  Income taxes are provided based on Ziff-Davis Inc.'s projected annual effective tax rate which differs from the U.S. federal statutory rate of 35.0% due to certain items which are not deductible for income tax purposes, primarily (i) losses of the MAC Assets prior to their purchase by Ziff-Davis Inc., (ii) non-deductible goodwill amortization, and (iii) the effect of state and local taxes. The deferred tax benefit for the three months ended September 30, 1999 has been reflected as a reduction of the long-term deferred tax liability.

 Net loss

  As a result of the factors discussed above, the net loss increased from $4.5 million for the three months ended September 30, 1998 to $15.0 million for the three months ended September 30, 1999.

 EBITDA

  EBITDA is defined as income before provision for income taxes, interest expense, depreciation and other non-cash charges. These non-cash charges include amortization of intangible assets and stock-based compensation expense. EBITDA as reported for Ziff-Davis Inc. includes its interest in the EBITDA of ZDTV, currently 64.0%.

  EBITDA for the third quarter of 1999 was $51.0 million compared to $27.6 million for the third quarter of 1998, an increase of $23.4 million or 84.8%. This change in EBITDA reflects the shift in timing of two events, one-time gains from the sale of business units, and the significant improvement at ZDNet, partly offset by the inclusion of ZDTV losses and declines in the publishing segment.

Comparison of the nine months ended September 30, 1999 and 1998

 Revenue

  Revenue for the nine months ended September 30, 1999 was $752.9 million compared to $730.5 million for the nine months ended September 30, 1998, an increase of $22.3 million or 3.1%. Revenue by segment is summarized in the following table:

                                                               Nine months ended
                                                                 September 30,
                                                               -----------------
                                                                 1999     1998
                                                               -------- --------
                                                                  (dollars in
                                                                  thousands)
      Revenue:
      Publishing.............................................  $518,626 $571,391
      Events.................................................   157,150  122,690
      Internet...............................................    67,791   36,466
      Television.............................................     9,343      --
                                                               -------- --------
        Total................................................  $752,910 $730,547
                                                               ======== ========

  Revenue from the publishing segment decreased by $52.8 million or 9.2% from $571.4 million for the nine months ended September 30, 1998 to $518.6 million for the nine months ended September 30, 1999. Excluding the effect of the three magazines that were closed in October 1998 as part of a restructuring, publishing segment revenue decreased by $28.7 million or 5.2%. Revenue from newer business publications and consumer publications increased by 53.8% and 43.8%, respectively, but were more than offset by a decline from the major business publications, most significantly at Computer Shopper. Margin pressure on computer equipment manufacturers, industry consolidation, product delays, and a focus on Year 2000 transition contributed to reduced demand for advertising in these publications.

  Revenue from the events segment increased by $34.5 million or 28.1% from $122.7 million in the nine months ended September 30, 1998 to $157.2 million in the nine months ended September 30, 1999. This increase is primarily due to the shift in timing of two events from the fourth quarter of 1998 to the third quarter of 1999. This increase was partly offset by declines related to discontinuation of certain smaller shows.

  Revenue from the Internet segment increased by $31.3 million or 85.9% from $36.5 million in the first nine months of 1998 to $67.8 million for the first nine months of 1999. Revenue from advertising accounted for 92.4% of total revenue for 1999 compared to 83.1% for the same period in 1998. During the period both the number of advertisers and the average monthly revenue per advertiser increased as did the average sale price per page. Subscription-based fees and services declined as expected and were $5.1 million for the nine months ended September 30, 1999 compared to $6.2 million for the same period in 1998.

  Revenue from the television segment was $9.3 million for 1999. The television segment was acquired on February 4, 1999 when Ziff-Davis Inc. purchased ZDTV from MAC Holdings (America) Inc. for an aggregate purchase price of $81.4 million. (See Note 4 in the Ziff-Davis Inc. Unaudited Consolidated Financial Statements.)

 Cost of production

  The cost of production decreased by $5.4 million or 2.6% from $207.4 million for the nine months ended September 30, 1998 to $202.0 million for the nine months ended September 30, 1999. The decline was consistent with the decrease in revenue attributed to the discontinuation of three magazines in October 1998 as well as the decline in advertising pages in the business magazines. These cost reductions were partially offset by production costs incurred from the acquisitions of ZDTV and the shift in timing of certain events. Cost of production was 26.8% and 28.4% of revenue for the three months ended September 30, 1999 and 1998, respectively. The decrease as a percentage of revenue primarily reflects the increased profitability of ZDNet.

 Selling, general and administrative expenses

  Selling, general and administrative expenses were $458.6 million for the nine months ended September 30, 1999 compared to $425.8 million for the nine months ended September 30, 1998, an increase of $32.8 million or 7.7%. The increase was primarily related to the acquisition of ZDTV and increased cost to support ZDNet's growth, offset by cost savings realized from the October 1998 restructuring. Selling, general and administrative expenses were 60.9% and 58.3% of revenue for the nine months ended September 30, 1999 and 1998, respectively. The percentage increase primarily represents increased personnel costs related to the growth of ZDNet.

 Stock-based compensation

  Stock-based compensation increased by $4.7 million from $0.2 million for the first nine months of 1998 to $4.9 million for the same period of 1999. The increase was a result of the issuance of certain options of ZDNet Stock and the conversion of certain SOFTBANK Corp. stock options to Ziff-Davis Inc. stock options in December 1998, both of which resulted in compensation. In addition, $0.4 million of stock compensation was incurred in 1999 relating to the issuance of ZDNet stock options as part of completing the GameSpot minority interest acquisition.

 Depreciation and amortization

  Total depreciation and amortization expense was $127.9 million for the nine months ended September 30, 1999 compared to $114.6 million for the nine months ended September 30, 1998, an increase of $13.3 million or

11.6%. The primary reason for the increase was depreciation and amortization of assets acquired through acquisitions of ZDTV, Sky TV, Updates.com and SoftSeek, as well as assets associated with Ziff-Davis Inc.'s new headquarters. These increases were partially offset by the absence of amortization related to intangible assets written off as part of the October 1998 restructuring.

 Interest expense, net

  Net interest expense declined by $21.6 million or 19.4% from $111.2 million for the nine months ended September 30, 1998 to $89.6 million for the nine months ended September 30, 1999. This was primarily due to a significant reduction in Ziff-Davis Inc.'s outstanding debt through the reorganization and initial public offering completed in May 1998 and the ZDNet Stock offering completed in April 1999, partially offset by higher average interest rates in the 1999 period and non cash interest charges related to the amortization of fees paid in connection with the December 1998 amendment to the credit facility.

 Other non-operating income, net

  Income of $26.8 million for the nine months ended September 30, 1999 was $18.3 million higher than the income for the same period in 1998 of $8.5 million, primarily due to $20.4 million of one-time gains from the sale of several business units, partially offset by lower joint venture and management fee income. The sale of these business units is not expected to have a material impact on Ziff-Davis Inc.'s future results of operations or cash flows.

 Minority interest in losses of subsidiaries

  Losses attributable to minority stockholders of Ziff-Davis Inc.'s subsidiaries increased $15.4 million from $0.3 million to $15.7 million. This increase is primarily due to the sale of a one-third interest in ZDTV in February 1999, creating a minority interest in the losses of ZDTV.

 Income taxes

  The consolidated tax benefit for the nine months ended September 30, 1999 was $31.7 million compared to $33.6 million in the nine months ended September 30, 1998. The effective tax rate for the nine months ended September 30, 1999 was 36.1% compared to 28.0% for the 1998 period. These rates are based on estimates for annual earnings and taxes available at the time. The actual annual effective tax rate for 1998 was 25.4%.

 Net loss

  As a result of the factors discussed above, the net loss decreased from $86.2 million for the nine months ended September 30, 1998 to $55.9 million for the nine months ended September 30, 1999.

 EBITDA

  EBITDA for the nine months ended September 30, 1999 was $130.6 million compared to $106.2 million for the nine months ended September 30, 1998, an increase of $24.4 million or 23.0%. This increase is primarily due to the shift in timing of events, one-time gains from the sale of businesses and improvements at ZDNet, partly offset by the inclusion of ZDTV losses and a decline in the publishing segment.

Liquidity and Capital Resources

  At September 30, 1999, Ziff-Davis Inc.'s total outstanding debt was $1,272.7 million, excluding unamortized discount, and consisted of $72.7 million due to Softbank and $1,200.0 million in notes.

  Cash and cash equivalents were $29.8 million at September 30, 1999 compared to $32.6 million at December 31, 1998. The change during the nine months ended September 30, 1999 was due to the factors discussed below.

  Cash provided by operations was $63.9 million for the nine months ended September 30, 1999 compared to $82.8 million for the nine months of 1998 primarily due to changes in working capital.

  Cash used by investing activities was $96.7 million for the nine months ended September 30, 1999 compared to $40.6 million for the nine months ended September 30, 1998. The increase reflects higher capital spending of $37.2 million primarily due to one-time spending on relocation of the New York operations. In addition, Ziff-Davis Inc. paid $9.4 million to the previous owners of Inter@ctive Enterprises in connection with the contingent purchase price adjustment. The remainder of the increase relates to an increase in the cash paid for acquisitions of $39.0 million, primarily of ZDTV ($32.8 million), partly offset by $29.1 million of proceeds from the sale of several business units, principally the sale of Ziff-Davis Inc.'s 50.0% interest in the ExpoComm joint venture.

  Cash provided by financing activities was $30.0 million for the nine months ended September 30, 1999 compared to a use of $45.3 million for the nine months ended September 30, 1998. Financing activities in 1998 primarily represent remittance of excess cash to Softbank to repay intercompany obligations prior to ZD's initial public offering. Financing activities in 1999 include the ZDNet Stock offering, proceeds of $54.0 million from Vulcan Programming Inc. for the issuance of a one-third equity interest in ZDTV and $50.0 million for issuing approximately 3 million shares of ZD Common Stock to Vulcan Ventures Inc., as well as the partial use of these proceeds to repay indebtedness.

  In connection with Ziff-Davis Inc.'s intention to pursue strategic alternatives, programs have been put in place in order to retain employees. The cost of such programs, which include enhanced severance packages, accelerated vesting of stock options and employer contributions to the 401(k) plan, can not yet be estimated.

  Ziff-Davis Inc. believes, based on it current level of operations and anticipated growth, that its ability to generate cash, together with cash on hand and available lines of credit, will be sufficient to make required payments of principal and interest on its indebtedness and to fund anticipated capital expenditures and working capital requirements. However, actual capital expenditures may change, particularly as a result of any acquisitions Ziff-Davis Inc. may pursue. The ability of Ziff-Davis Inc. to meet its debt service obligations and reduce its total debt will depend on its future performance.

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

 Restructuring

  In October 1998, Ziff-Davis Inc. announced a restructuring program with the intent of significantly reducing its cost base. As a result, a charge of $52.2 million was recorded in the fourth quarter of 1998. The charge included asset impairment costs ($37.9 million), employee termination costs ($8.6 million) and costs to exit activities ($5.7 million). Approximately $3.7 million remains accrued on the balance sheet related to the restructuring, primarily related to the future costs of vacant lease space.

Year 2000 Readiness Disclosure

  During 1997, Ziff-Davis Inc. began a review of its computer systems and software to identify systems and software which might malfunction due to misidentification of the Year 2000. Ziff-Davis Inc. is using both internal and external resources to identify, test, correct and reprogram systems and software for Year 2000 readiness.

  At December 31, 1998, Ziff-Davis Inc. was in the research and validation phase of its Year 2000 project for information technology, or IT systems and non-IT systems. This phase consisted of research and validation of all infrastructure, hardware and software, including platform, wide-area network and local-area network components. Research for non-IT systems included identifying systems that contained embedded technology, such as micro-controllers, which were not Year 2000 compliant.

  Ziff-Davis Inc. has identified critical systems and applications that have been or are being validated for compliance through formal documentation, vendors or testing. During the second quarter of 1999, Ziff-Davis Inc. entered the testing phase of its infrastructure, hardware, software and databases and plans to complete such phase by the fourth quarter of 1999. Contingency plans are being finalized for any systems or platforms that remain in the testing phase during the fourth quarter of 1999.

  Some of Ziff-Davis Inc. computer systems and databases, including its subscription fulfillment and payroll systems, are managed by third parties under contractual arrangements. Ziff-Davis Inc. is not currently aware of any Year 2000 compliance problems related to those third parties. In the second quarter of 1999 Ziff-Davis Inc. had requested those third parties with which Ziff-Davis Inc. has material relationships to advise it as to whether such third parties anticipate difficulties in addressing Year 2000 compliance problems, and if so, the nature of such difficulties. Such inquiries are substantially completed and no material matters have been identified.

  In addition, Ziff-Davis Inc. is developing contingency plans in order to compensate for any disruption or downtime that could result from a Year 2000 compliance problem. Ziff-Davis Inc. has replaced or is remediating IT and non-IT systems that it determined were not Year 2000 compliant.

  Ziff-Davis Inc. has incurred remediation costs associated with its Year 2000 readiness efforts. These remediation costs have been incurred in connection with replacement of systems and hardware, modification of software and consulting costs related to Year 2000 solution providers. The internal costs to address Year 2000 issues, which have been included in the general and administrative expenses of Ziff-Davis Inc., have not been tracked separately and are therefore not determinable. However, management believes these expenses have been substitutive rather than incremental to the recurring level of general and administrative expenses. Total capitalized costs incurred in the replacement of systems in connection with Ziff-Davis Inc.'s Year 2000 readiness efforts as of December 31, 1997 and 1998 were $1.7 million and $3.8 million, respectively. Ziff-Davis Inc. estimates that it will incur external selling, general and administrative expenses of approximately $7.0 to $9.0 million and capital costs of $5.0 to $6.0 million during 1999 related to its Year 2000 readiness efforts.

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

Forward-Looking Statements

  Certain statements contained in this Form 10-Q and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements, which are subject to various risks and uncertainties. Actual results could differ materially from those discussed herein. Important factors that could cause or contribute to such differences include those discussed under the caption "Risk Factors" in the Prospectus dated March 30, 1999 contained in the Ziff-Davis Inc.'s Registration Statement on Form S-1 (File No. 333-69447), in the Registration Statement on Form S-3 (File No. 333-84555) and in the Registration Statement on Form S-3 (File No. 333-89597).

                                      ZD
                        (A Division of Ziff-Davis Inc.)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                            RESULTS OF OPERATIONS)

Overview

  Ziff-Davis Inc. was formed through an initial public offering and a reorganization that were completed on May 4, 1998. Prior to that date, the predecessors of Ziff-Davis Inc. were wholly owned indirect subsidiaries of SOFTBANK Corp. (together with its non-Ziff-Davis Inc. affiliates, "Softbank") or assets owned by MAC Inc., an affiliate of SOFTBANK Corp. ("MAC Assets").

  ZD is the division of Ziff-Davis Inc. which focuses on the businesses of print publishing, trade shows and conferences, market research, education and television, and holds a retained interest in ZDNet, Ziff-Davis Inc.'s Internet business. The market research division was sold on October 1, 1999.

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

  On July 14, 1999, Ziff-Davis Inc. announced that it had retained Morgan Stanley Dean Witter ("Morgan Stanley") to explore strategic alternatives to maximize shareholder value. The Ziff-Davis Inc. Board of Directors has not embraced any particular strategic alternative, and will investigate all possible alternatives, including strategic alliances, mergers and the sale or joint venture of all or some of Ziff-Davis Inc.'s businesses including the businesses that make up ZD). No assurance can be given that any transaction will result from the exploration process that Morgan Stanley has been retained to manage.

  On October 1, 1999, Ziff-Davis Inc. completed the sale of its ZD Market Intelligence ("ZDMI") unit for $101.0 million in cash plus $5.0 million in assumed deferred revenue obligations. In 1998, the latest complete fiscal year, ZDMI contributed 5.1% of ZD's total revenue and 3.2% of total EBITDA. As such, the sale of the business unit is not expected to have a material impact on ZD's future results of operations or cash flows.

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

  Prior to the ZDNet Stock offering, ZD held a 100% retained interest in ZDNet. The ZDNet Stock offering was completed on April 6, 1999. Ziff-Davis Inc. issued 11.5 million shares of ZDNet stock at $19.00 per share, including
1.5 million shares issued in conjunction with the underwriters' exercise of their option to purchase additional shares to cover over-allotments. Ziff-Davis Inc. attributed to ZDNet 1.5 million of the sold shares in a manner analogous to a primary offering and attributed to ZD 10 million of the sold shares in respect of its retained interest in ZDNet, in a manner analogous to a secondary offering. ZD received net proceeds of approximately $172.7 million and ZDNet received net proceeds of approximately $25.9 million. The ZDNet net proceeds were loaned to ZD as an intercompany loan which bears interest at the rate at which funding is available to Ziff-Davis Inc. After giving effect to the ZDNet Stock offering, there were 11.5 million shares of ZDNet Stock outstanding and another 60 million notional shares of ZDNet Stock intended to represent ZD's retained interest in ZDNet, which was approximately 83.9% immediately following the offering.

Acquisitions and Sale of Common Stock

 ZDTV

  On February 4, 1999, ZD purchased ZDTV, LLC ("ZDTV") from MAC Holdings (America) Inc., a related party, for a purchase price of approximately $81.4 million. ZD paid approximately $32.8 million of the purchase price in cash (settled on February 5, 1999) and paid the remainder by applying approximately $48.6 million in advances owed to it by MAC Holdings (America) Inc. ZD also agreed to be responsible for the funding of ZDTV during the period in 1999 prior to the purchase which was accounted for as additional purchase price. Such funding amounted to approximately $4.2 million.

  On February 5, 1999, Vulcan Programming Inc., an entity owned by Paul G. Allen, acquired a one-third equity interest in ZDTV for $54.0 million in cash. In March 1999, an additional 4.0% equity interest was acquired by ZDTV's president. In both cases, the acquisitions were effected by issuing additional equity.

  As a result of the acquisition, ZD recorded an increase in intangible assets of $76.1 million which will be amortized over 10 years. ZDTV's cash requirements are currently expected to be approximately $50.0 million for 1999. The $54.0 million invested in ZDTV by Vulcan Programming Inc. will be used to fund ZDTV and thereafter cash requirements will be funded by the members or by third parties.

 Sale of Common Stock

  On March 4, 1999, Vulcan Ventures Inc., the investment vehicle of Paul G. Allen, purchased 3,030,303 shares of ZD common stock for $50.0 million in cash.

Presentation of Financial Information

  ZD is comprised of certain operations which were acquired at various times and completed a reorganization in May 1998. See Notes 1 and 2 to ZD's Combined Financial Statements included in Ziff-Davis Inc.'s Current Report on Form 8-K (File No. 001-14055).

Results of Operations

Comparison of the three months ended September 30, 1999 and 1998 (unaudited)

 Revenue

  Revenue for the third quarter of 1999 was $232.0 million compared to $211.5 million for the third quarter of 1998, an increase of $20.5 million or 9.7%. Revenue by segment is summarized in the following table:

                                                               Nine months ended
                                                                 September 30,
                                                               -----------------
                                                                 1999     1998
                                                               -------- --------
                                                                  (dollars in
                                                                  thousands)
      Revenue:
      Publishing.............................................. $165,268 $181,727
      Events..................................................   63,085   29,787
      Television..............................................    3,642      --
                                                               -------- --------
        Total................................................. $231,995 $211,514
                                                               ======== ========

  Revenue from the publishing segment decreased by $16.5 million or 9.1% from $181.7 million in the third quarter of 1998 to $165.3 million in the third quarter of 1999. Excluding the effect of the three magazines that were closed in October 1998 as part of a restructuring, publishing segment revenue decreased by $10.4 million or 5.9%. Revenue from newer business publications and consumer publications increased by 80.8% and 28.1%, respectively, but were more than offset by a revenue decline from the major business publications, most significantly at Computer Shopper. Margin pressure on computer equipment manufacturers, industry consolidation product delays, and a focus on Year 2000 transition contributed to reduced demand for advertising in these publications.

  Revenue from the events segment increased by $33.3 million or 111.8% from $29.8 million in the third quarter of 1998 to $63.1 million in the third quarter of 1999. The primary reason for the increase was the shift of two events from the fourth quarter of 1998 to the third quarter of 1999. Excluding the shifting of events, revenue decreased by $5.7 million or 8.3%, primarily due to the discontinuation of certain smaller events.

  Revenue from the television segment was $3.6 million for 1999. The television segment was acquired on February 4, 1999 when ZD purchased ZDTV from MAC Holdings (America) Inc. for an aggregate purchase price of $81.4 million. (See Note 4 in the ZD Unaudited Consolidated Financial Statements).

 Cost of production

  The cost of production increased by $4.6 million or 7.3% from $62.9 million in the third quarter of 1998 to $67.5 million in the third quarter of 1999. The increase was driven by the acquisition of ZDTV and the shift in timing of certain events partly offset by a decline in publishing production costs related to a decline in advertising pages and the absence of costs related to the closure of three magazines in October 1998. Cost of production was 29.1% and 29.7% of revenue for the third quarter of 1999 and 1998, respectively.

 Selling, general and administrative expenses

  Selling, general and administrative expenses were $137.3 million for the third quarter of 1999 compared to $127.3 million in the third quarter of 1998, an increase of $10.0 million or 7.9%. The increase was primarily related to the acquisition of ZDTV partly offset by the reduced costs as a result of the fourth quarter 1998 restructuring. Selling, general and administrative expenses were 59.2% and 60.2% of revenue for the third quarter of 1999 and 1998, respectively.

 Stock-based compensation

  Stock-based compensation is a non-cash charge which is recorded over the vesting period of certain stock option and restricted stock grants. Stock-based compensation increased by $0.5 million from $0.1 million in the third quarter of 1998 to $0.6 million for the third quarter of 1999. The increase was a result of the issuance of certain options of ZDNet Stock and the conversion of certain SOFTBANK Corp. stock options to ZD stock options in December 1998, both of which resulted in compensation.

 Depreciation and amortization

  Total depreciation and amortization expense was $40.5 million for the third quarter of 1999 compared to $36.2 million for the third quarter of 1998, an increase of $4.3 million or 11.9%. The primary reason for the increase was depreciation and amortization of assets associated with the acquisition of ZDTV, along with depreciation at ZD's new offices. These increases were partially offset by the absence of amortization related to intangible assets written off as part of the October 1998 restructuring.

 Interest expense, net

  Net interest expense remained flat at $29.0 million for the third quarter of 1999. This reflects the net impact of lower debt levels offset by higher interest rates and non cash interest charges related to amortization of fees paid in connection with the December 1998 amendment to the credit facility.

 Income (loss) related to retained interest in ZDNet

  The retained interest in ZDNet decreased from an income of $0.2 million in the third quarter of 1998 to a loss of $0.6 million in the third quarter of 1999. The change is due to the performance of the ZDNet business which had an EBITDA increase of $2.7 million from $1.9 million to $4.6 million that was offset by higher non-cash charges of stock-based compensation, depreciation, amortization and taxes. See "ZDNet--Management's Discussion and Analysis of Financial Condition and Result of Operations". Ziff-Davis Inc. completed an initial public offering of the ZDNet Stock on April 6, 1999. As a result of the ZDNet Stock Offering, ZD's retained interest in ZDNet decreased from 100% to approximately 83.9%. During the quarter, ZDNet acquired Updates.com and SoftSeek, in part by issuing ZDNet Stock, thus, reducing ZD's retained interest to 81.5%.

 Other non-operating income, net

  Other non-operating income primarily reflects ZD's equity share of earnings and losses from joint ventures, fees earned from management of events not produced by ZD and gains or losses realized on the disposition of businesses. Income of $15.3 million for the quarter ended September 30, 1999 was $10.9 million more than the income for the same period in 1998 of $4.4 million due primarily to $13.3 million of one-time gains from the sale of several business units, principally the sale of ZD's 50% interest in the ExpoComm joint venture, partially offset by lower joint venture and management fee income. The sale of these business units is not expected to have a material impact on ZD's future results of operations or cash flows.

 Minority interest in losses of subsidiaries

  Losses attributable to minority stockholders of ZD's subsidiaries increased $5.4 million from a zero balance in 1998. The reason for this increase is the sale of a one-third interest in ZDTV in February 1999, creating a minority interest in the losses of ZDTV.

 Income taxes

  The tax benefit for the third quarter of 1999 was $7.9 million compared to $35.0 million in the third quarter of 1998. The difference is due to changes in the projected annual effective tax rate for the respective years. The effective tax rate for the three months ended September 30, 1999 was 34.8% compared to 88.6% for the 1998 quarter. These rates reflect adjustments to record year-to-date income tax benefit or expense at a revised rate of 36.1% and negative 1.7% for the 1999 and 1998 periods, respectively. These rates are based on estimates for annual earnings and taxes available at the time. The actual annual effective tax rate for 1998 was 25.7%.

  Income taxes are provided based on ZD's projected annual effective tax rate which differs from the U.S. federal statutory rate of 35.0% due to certain items which are not deductible for income tax purposes, primarily (i) losses the MAC Assets prior to their purchase by ZD, (ii) non-deductible goodwill amortization, and (iii) the effect of state and local taxes. The deferred tax benefit for the three months ended September 30, 1999 has been reflected as a reduction of the long-term deferred tax liability.

 Net loss

  As a result of the factors discussed above, the net loss increased from $4.5 million for the three months ended September 30, 1998 to $14.9 million for the three months ended September 30, 1999.

EBITDA

  EBITDA is defined as income before provision for income taxes, interest expense, depreciation and other non-cash charges. These non-cash charges include amortization of intangible assets and stock-based compensation expense. EBITDA as reported for ZD includes its interests in the EBITDA of ZDTV and ZDNet. At September 30, 1999, ZD's interest in ZDTV and ZDNet were approximately 64.0% and 81.5%, respectively.

  EBITDA for the third quarter of 1999 was $50.2 million compared to $27.6 million for the third quarter of 1998, an increase of $22.6 million or 81.9%. Increases due to the shift in timing of events, one-time gains from the sale of business units and increases at ZDNet were partially offset by the inclusion of losses from ZDTV and declines in the publishing segment. EBITDA from ZDNet increased $1.9 million from $1.9 million in the 1998 period to $3.8 million in the 1999 period.

Comparison of the nine months ended September 30, 1999 and 1998 (unaudited)

 Revenue

  Revenue for the nine months ended September 30, 1999 was $685.1 million compared to $694.1 million for the nine months ended September 30, 1998, a decrease of $9.0 million or 1.3%. Revenue by segment is summarized in the following table:

                                                               Nine months ended
                                                                 September 30,
                                                               -----------------
                                                                 1999     1998
                                                               -------- --------
                                                                  (dollars in
                                                                  thousands)
      Revenue:
      Publishing.............................................. $518,626 $571,391
      Events..................................................  157,150  122,690
      Television..............................................    9,343      --
                                                               -------- --------
        Total................................................. $685,119 $694,081
                                                               ======== ========

  Revenue from the publishing segment decreased by $52.8 million or 9.2% from $571.4 million for the nine months ended September 30, 1998 to $518.6 million for the nine months ended September 30, 1999. Excluding the effect of the three magazines that were closed in October 1998 as part of a restructuring, publishing segment revenue decreased by $28.7 million or 5.2%. Revenue from newer business publications and consumer publications increased by 53.8% and 43.8%, respectively, but were more than offset by a decline from the major business publications, most significantly at Computer Shopper. Margin pressure on computer equipment manufacturers, industry consolidation, product delays, and a focus on Year 2000 transition contributed to reduced demand for advertising in these publications.

  Revenue from the events segment increased by $34.5 million or 28.1% from $122.7 million for the nine months ended September 30, 1998 to $157.2 million for the nine months ended September 30, 1999. This increase is primarily due to the shift in timing of two events from the fourth quarter of 1998 to the third quarter of 1999. This increase was partially offset by declines related to discontinuation of certain smaller shows.

  Revenue from the television segment was $9.3 million for 1999. The television segment was acquired on February 4, 1999 when ZD purchased ZDTV from MAC Holdings (America) Inc. for an aggregate purchase price of $81.4 million. (See Note 4 in the ZD Unaudited Combined Financial Statements).

 Cost of production

  The cost of production decreased by $8.7 million or 4.2% from $206.7 million for the nine months ended September 30, 1998 to $198.0 million for the nine months ended September 30, 1999. The decline was consistent with the decrease in revenue attributed to the discontinuation of three magazines in October 1998 as well as the decline in advertising pages in the business magazines. These cost reductions were partially offset by production costs incurred from the acquisition of ZDTV and the shift in timing of certain events. Cost of production was 28.9% and 29.8% of revenue for the nine months ended September 30, 1999 and 1998, respectively.

 Selling, general and administrative expenses

  Selling, general and administrative expenses were $405.9 million for the nine months ended September 30, 1999 compared to $385.5 million for the nine months ended September 30, 1998, an increase of $20.4 million or

5.3%. The increase primarily related to the acquisition of ZDTV, partially offset by savings realized from the restructuring action taken during the fourth quarter of 1998. Selling, general and administrative expenses were 59.2% and 55.5% of revenue for the nine months ended September 30, 1999 and 1998, respectively. The percentage increase primarily represents the impact of acquiring ZDTV.

 Stock-based compensation

  Stock-based compensation increased by $1.7 million from $0.2 million for the nine months ended September 30, 1998 to $1.9 million for the nine months ended September 30, 1999. The increase was a result of the issuance of certain options of ZDNet Stock and the conversion of certain SOFTBANK Corp. stock options to ZD stock options in December 1998, both of which resulted in compensation.

 Depreciation and amortization

  Total depreciation and amortization expense was $120.1 million for the nine months ended September 30, 1999 compared to $109.8 million for the nine months ended September 30, 1998, an increase of $10.3 or 9.3%. The primary reason for the increase was depreciation and amortization of assets acquired through the acquisition of ZDTV along with depreciation at ZD's new offices. These increases were partially offset by the absence of amortization related to intangible assets written off as part of the October 1998 restructuring.

 Interest expense, net

  Net interest expense declined by $20.6 million or 18.6% from $111.2 million for the nine months ended September 30, 1998 to $90.5 million for the nine months ended September 30, 1999. This was primarily due to a significant reduction in ZD's outstanding debt through the reorganization and initial public offering completed in May 1998 and the ZDNet Stock offering completed in April 1999, partially offset by higher average interest rates in the 1999 period and non cash interest charges related to amortization of fees paid in connection with the December 1998 amendment to the credit facility.

 Income (loss) related to retained interest in ZDNet

  The retained interest in ZDNet decreased from a loss of $8.7 million in the first nine months of 1998 to a loss of $0.1 million in the first nine months of 1999. The difference is due primarily to a significant improvement in the performance of the ZDNet business. See "ZDNet--Management's Discussion and Analysis of Financial Condition and Results of Operations". Ziff-Davis Inc. completed an initial public offering of the ZDNet Stock on April 6, 1999. As a result of the ZDNet Stock offering and the acquisitions of GameSpot, SoftSeek and Updates.com, ZD's retained interest in ZDNet decreased from 100% to approximately 81.5%.

 Other non-operating income, net

  Income of $26.8 for the nine months ended September 30, 1999 was $18.3 million more than the income for the same period in 1998 of $8.5, primarily due to $20.4 million of one-time gains from the sale of several business units, partially offset by lower joint venture and management fee income. The sale of these business units is not expected to have a material impact on ZD's future results of operations and cash flows.

 Minority interest in losses of subsidiaries

  Losses attributable to minority stockholders of ZD's subsidiaries increased $15.6 million from a zero balance in 1998. This increase is due to the sale of a one-third interest in ZDTV in February 1999, creating a minority interest in the losses of ZDTV.

 Income taxes

  The tax benefit for the nine months ended September 30, 1999 was $33.1 million compared to $33.3 million for the nine months ended September 30, 1998. The effective tax rate for the nine months ended September 30, 1999 was 37.2% compared to 27.9% for the 1998 period. These rates are based on estimates for annual earnings and taxes available at the time. The actual annual effective rate for 1998 was 25.4%.

 Net loss

  As a result of the factors discusses above, the net loss decreased from $86.2 million for the nine months ended September 30, 1998 to $55.9 million for the nine months ended September 30, 1999.

 EBITDA

  EBITDA for the nine months ended September 30, 1999 was $129.0 million compared to $106.2 million for the same period of 1998, an increase of $22.8 million or 21.5%. The increase was due to one-time gains from the sale of business units, the shifting of events and improvement at ZDNet were partly offset by the inclusion of ZDTV losses and declines in the publishing business. EBITDA from ZDNet increased $13.8 million from a loss of $4.2 million in 1998 to $9.6 million in 1999.

Liquidity and Capital Resources

  At September 30, 1999, ZD's total outstanding debt was $1,272.7 million, excluding unamortized discount, and consisted of $72.7 million due to Softbank, $1,200.0 million in notes.

  Cash and cash equivalents were $29.3 million at September 30, 1999 and $32.3 million at December 31, 1998. The change during the nine months ended September 30, 1999 was due to the factors discussed below.

  Cash provided by operations was $48.9 million for the nine months ended September 30, 1999 compared to $87.5 million for the nine months ended September 30, 1998. This change was primarily due to changes in working capital.

  Cash used by investing activities was $75.3 million for the nine months ended September 30, 1999 compared to $45.7 million for the nine months ended September 30, 1998. The increase reflects higher capital spending of $37.6 million primarily due to one time spending on relocation of the New York operations and higher spending of $27.0 million on acquisitions (ZDTV in 1999), partially offset by $29.1 million of proceeds received from the sale of several business units. In addition, ZD paid $9.4 million to the previous owners of Inter@ctive Enterprises in connection with the contingent purchase price adjustment. Finally, in 1998 ZD paid $13.2 million to fund the business of ZDNet, which required no such funding in 1999.

  Cash provided by financing activities was $23.4 million for the nine months ended September 30, 1999 compared to a use of $45.3 million for the nine months ended September 30, 1998. During the first quarter of 1999, ZD received proceeds of $54.0 million from Vulcan Programming Inc. for the issuance of a one-third equity interest in ZDTV and $50.0 million for issuing approximately 3 million shares of ZD Common Stock to Vulcan Ventures Inc. ZD also paid down approximately $275.1 million of net indebtedness during the first nine months of 1999. Financing activities in 1998 primarily represent remittance of excess cash to Softbank to repay intercompany obligations prior to ZD's initial public offering. Prior to the ZDNet Stock offering, ZD also received a return of capital of approximately $2.7 million from ZDNet.

  Upon completion of the offering of the ZDNet Stock, ZD received net proceeds of approximately $172.5 million plus an additional $25.9 million advance from ZDNet on April 6, 1999. These proceeds were used to repay indebtedness under ZD's revolving credit agreement. The advance from ZDNet represents ZDNet's proceeds from the ZDNet Stock offering and bears interest at the rate which funding is available to Ziff-Davis Inc.

  In connection with Ziff-Davis Inc.'s intention to pursue strategic alternatives, programs have been put in place in order to retain employees. The cost of such programs, which include enhanced severance packages, accelerated vesting of stock options and employer contributions to the 401(K) plans, can not yet be estimated.

  ZD believes, based on its current level of operations and anticipated growth, that ZD's ability to generate cash, together with cash on hand and available lines of credit will be sufficient to make required payments of principal and interest on ZD's indebtedness and to fund anticipated capital expenditures and working capital requirements. However, actual capital expenditures may change, particularly as a result of any acquisitions ZD may pursue. The ability of ZD to meet its debt service obligations and reduce its total debt will depend on its future performance.

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

 Restructuring

  In October 1998, ZD announced a restructuring program with the intent of significantly reducing its cost base. As a result, a charge of $52.2 million was recorded in the fourth quarter of 1998. The charge included assets impairment costs ($37.9 million), employee termination costs ($8.6 million) and costs to exit activities ($5.7 million). Approximately $3.7 million remains accrued on the balance sheet related to the restructuring, primarily related to the future costs of vacant lease space.

Year 2000 Readiness Disclosure

  During 1997, Ziff-Davis Inc. began a review of its computer systems and software to identify systems and software which might malfunction due to misidentification of the Year 2000. Ziff-Davis Inc. is using both internal and external resources to identify, test, correct and reprogram systems and software for Year 2000 readiness.

  At December 31, 1998, Ziff-Davis Inc. was in the research and validation phase of its Year 2000 project for information technology, or IT systems and non-IT systems. This phase consisted of research and validation of all infrastructure, hardware and software, including platform, wide-area network and local-area network components. Research for non-IT systems included identifying systems that contained embedded technology, such as micro-controllers, which were not Year 2000 compliant.

  Ziff-Davis Inc. has identified critical systems and applications that have been or are being validated for compliance through formal documentation, vendors or testing. During the second quarter of 1999, Ziff-Davis Inc. entered the testing phase of its infrastructure, hardware, software and databases and plans to complete such phase by the fourth quarter of 1999. Contingency plans are being finalized for any systems or platforms that remain in the testing phase during the fourth quarter of 1999.

  Some of Ziff-Davis Inc. computer systems and databases, including its subscription fulfillment and payroll systems, are managed by third parties under contractual arrangements. Ziff-Davis Inc. is not currently aware of any Year 2000 compliance problems related to those third parties. In the second quarter of 1999 Ziff-Davis Inc. had requested those third parties with which Ziff-Davis Inc. has material relationships to advise it as to whether such third parties anticipate difficulties in addressing Year 2000 compliance problems, and if so, the nature of such difficulties. Such inquiries are substantially completed and no material matters have been identified.

  In addition, Ziff-Davis Inc. is developing contingency plans in order to compensate for any disruption or downtime that could result from a Year 2000 compliance problem. Ziff-Davis Inc. has replaced or is remediating IT and non-IT systems that it determined were not Year 2000 compliant.

  Ziff-Davis Inc. has incurred remediation costs associated with its Year 2000 readiness efforts. These remediation costs have been incurred in connection with replacement of systems and hardware, modification of software and consulting costs related to Year 2000 solution providers. The internal costs to address Year 2000 issues, which have been included in the general and administrative expenses of Ziff-Davis Inc., have not been tracked separately and are therefore not determinable. However, management believes these expenses have been substitutive rather than incremental to the recurring level of general and administrative expenses. Total capitalized costs incurred in the replacement of systems in connection with Ziff-Davis Inc.'s Year 2000 readiness efforts as of December 31, 1997 and 1998 were $1.7 million and $3.8 million, respectively. Ziff-Davis Inc. estimates that it will incur external selling, general and administrative expenses of approximately $7.0 to $9.0 million and capital costs of $5.0 to $6.0 million during 1999 related to its Year 2000 readiness efforts.

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

Forward-Looking Statements

  Certain statements contained in this Form 10-Q and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contain forward-looking statements, which are subject to various risks and uncertainties. Actual results could differ materially from those discussed herein. Important factors that could cause or contribute to such differences include those under the caption "Risk Factors" in the Prospectus dated March 30, 1999 contained in Ziff-Davis Inc.'s Registration Statement on Form S-1 (File No. 333-69447), the Registration Statement on Form S-3 (File No. 333-84555) and in the Registration Statement on Form S-3 (File No. 333-89597).

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

ZDNet Stock

  The stockholders of Ziff-Davis Inc. voted, at a Special Meeting held on March 30, 1999, to authorize the issuance of a new series of common stock, designated as Ziff-Davis Inc.--ZDNet Common Stock ("ZDNet Stock'), which is intended to reflect the performance of Ziff-Davis Inc.'s online business division, ZDNet. When the ZDNet Stock was issued on April 6, 1999, Ziff-Davis Inc.'s existing common stock was reclassified as Ziff-Davis Inc.--ZD Common Stock ("ZD Stock"), which is intended to reflect the performance of Ziff-Davis Inc.'s other businesses and a retained interest in ZDNet.

  Prior to the ZDNet Stock offering, ZD held a 100% Retained Interest in ZDNet. The ZDNet Stock offering was completed on April 6, 1999. Ziff-Davis Inc. issued 11.5 million shares of ZDNet Stock, including 1.5 million shares issued in conjunction with the underwriters' exercise of their option to purchase additional shares to cover over-allotments. Ziff-Davis Inc. attributed to ZDNet 1.5 million of the sold shares in a manner analogous to a primary offering and attributed to ZD 10 million of the sold shares in respect of its retained interest in ZDNet, in a manner analogous to a secondary offering. ZD received net proceeds of approximately $172.7 million and ZDNet received net proceeds of approximately $25.9 million. The ZDNet net proceeds were loaned to ZD as an intercompany loan which will bear interest at the rate at which funding is currently available to Ziff-Davis Inc. After giving effect to the ZDNet Stock offering, there were 11.5 million shares of ZDNet Stock outstanding and another 60 million notional shares of ZDNet Stock intended to be represented by ZD's retained interest in ZDNet, which was approximately 83.9% immediately following the offering.

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

 Acquisition of Updates.com Inc.

  On July 2, 1999, ZDNet acquired Updates.com Inc. for $5.0 million in cash and 582,526 shares of ZDNet stock valued at $13.5 million. This acquisition will be accounted for under the purchase method of accounting.

 Acquisition of SoftSeek Inc.

  On July 30, 1999, Ziff-Davis Inc. acquired SoftSeek Inc. for $7.0 million in cash and 991,038 shares of ZDNet Stock valued at $19.0 million. This acquisition will be accounted for under the purchase method of accounting.

  In connection with the acquisitions described in the preceding three paragraphs, amortization expense for 1999 will increase by approximately $5.5 million.

Presentation of Financial Information

  ZDNet is comprised of certain operations which were acquired at various times and completed a reorganization in May 1998. See Note 1 to ZDNet's combined financial statements included in Ziff-Davis Inc.'s Current Report on Form 8-K, dated April 2, 1999 (File No. 001-14055).

Results of Operations

Comparison of the three months ended September 30, 1999 and 1998

 Revenue

  Revenue for the third quarter of 1999 increased by $11.8 million or 81.3% from $14.5 million in 1998 to $26.3 million in 1999. Revenue from advertising accounted for 92.7% of total revenue for 1999 compared to 86.4% for the same period in 1998.

  Revenue from advertising increased 94.5% to $24.4 million for the three months ended September 30, 1999 from $12.5 million for the three months ended September 30, 1998. The increase in advertising revenue was attributed to an increase in rates and volume. During the period both the number of advertisers and the average monthly revenue per advertiser increased as did the average sale price per page. Subscription-based fees and services declined as expected and were $1.9 million for the three months ended September 30, 1999 compared to $2.0 million for the same period in 1998. These results reflect the continuing shift from a subscription-based business model to an advertising based model.

 Cost of operations

  Production and content. Production and content expenses were $9.2 million or 35.0% of revenue compared to $5.9 million or 40.7% of revenue for the quarters ended September 30, 1999 and 1998, respectively. The absolute dollar increase was due to an increase in ZD's revenue-based royalty charge to ZDNet, as well as an increase in production costs to support higher user traffic. The cost of production and content decreased as a percentage of revenue due to economies of scale and revenue growth significantly exceeding the growth of the cost base. Royalty payments to ZD were $1.3 million and $0.7 million in the 1999 and 1998 periods, respectively.

  Selling, general and administrative expenses. Selling, general and administrative expenses were $12.5 million or 47.4% of revenue compared to $6.8 million or 46.9% of revenue for the quarters ended September 30, 1999 and 1998, respectively. The absolute dollar increase was due to additional personnel and advertising costs required to support and strengthen the growth of ZDNet. Included in the selling, general and administrative costs was an allocation from Ziff-Davis Inc. relating to certain selling, general and administrative services and shared services provided on a centralized basis which amounted to $1.3 million and $0.7 million for the quarters ended September 30, 1999 and 1998, respectively.

  Stock-based compensation. As a result of the grant of certain stock options in December 1998, ZDNet incurred a deferred compensation charge of $13.3 million. This non-cash charge will be recognized ratably over the vesting period of the underlying options. The charge on a quarterly basis is $0.8 million. This charge did not exist in 1998 because the options were granted in December 1998.

  Depreciation. Depreciation expense was $0.9 million for the three months ended September 30, 1999 compared to $0.6 million for the three months ended September 30, 1998. The increase primarily relates to increased capital expenditures made by ZDNet for equipment necessary to expand it network and infrastructure in order to support its continued growth.

  Amortization of intangible assets. Amortization was $3.4 million for the three months ended September 30, 1999 compared to $1.0 million for the three months ended September 30, 1998. The increase in amortization is a result of the acquisitions of Updates.com, SoftSeek and the remaining interest in GameSpot Inc.

  Interest income. ZDNet's portion of the proceeds from the ZDNet Stock offering have been advanced to ZD. Such advance bears interest at the rate at which funds are available to ZD (currently approximately 8.5%). As a result of such advance, interest income of $0.4 million was reported in the third quarter of 1999. No such amounts were reported in prior periods.

  Income taxes. ZDNet recorded an income tax provision of $0.7 million in 1999 and $8,000 million in 1998. Income taxes are provided based on ZDNet's projected annual effective tax rate which differs from the U.S. federal statutory rate of 35.0% due to certain items which are not deductible for income tax purposes, primarily losses at GameSpot prior to acquisition of the minority interest, and the effect of state and local taxes.

  Net income loss. As a result of the items described above, ZDNet's net income decreased from income of $0.2 million in 1998 to a loss of $0.7 million in 1999.

 EBITDA

  EBITDA is defined as income before provision for income taxes, interest expense, depreciation and other non-cash charges. These non-cash charges include amortization of intangible assets and stock-based compensation.

  EBITDA for the three months ended September 30, 1999 was $4.6 million compared to an EBITDA of $1.9 million for the three months ended September 30, 1998. The improvement was due primarily to higher revenue, offset to some extent by higher production and content and selling, general and administrative expenses.

Comparison of the nine months ended September 30, 1999 and 1998

 Revenue

  Revenue for the nine months ended September 30, 1999 increased by $31.3 million or 85.8% from $36.5 million in 1998 to $67.8 million for the nine months ended September 30, 1999. Revenue from advertising accounted for 92.4% of total revenue for 1999 compared to 83.1% for the same period in 1998.

  Revenue from advertising increased 106.7% to $62.7 million for the nine months ended September 30, 1999 from $30.3 million for the nine months ended September 30, 1998. The increase in advertising revenue was attributed to an increase in rates and volume. During the period both the number of advertisers and the average monthly revenue per advertiser increased as did the average sale price per page. Subscription-based fees and services declined as expected and were $5.1 million for the nine months ended September 30, 1999 compared to $6.2 million for the nine months ended September 30, 1998. These results reflect the continuing shift from a subscription-based business model to an advertising based model.

 Cost of operations

  Production and content. Production and content expenses were $25.5 million or 37.6% of revenue compared to $19.0 million or 52.0% of revenue for the nine months ended September 30, 1999 and 1998, respectively. The absolute dollar increase was due to an increase in ZD's revenue-based royalty charge to ZDNet, as well as an increase in production costs to support higher user traffic. The cost of production and content decreased as a percentage of revenue due to economies of scale and revenue growth significantly exceeding the growth of the cost base. Royalty payments to ZD were $3.4 million and $1.8 million in the 1999 and 1998 periods, respectively.

  Selling, general and administrative expenses. Selling, general and administrative expenses were $31.2 million or 46.1% of revenue compared to $22.0 million or 60.5% of revenue for the nine months ended September 30, 1999 and 1998, respectively. The absolute dollar increase was due to additional personnel and advertising costs required to support and strengthen the growth of ZDNet. Included in the selling, general and administrative costs was an allocation from Ziff-Davis Inc. relating to certain selling, general and administrative services and shared services provided on a centralized basis which amounted to $4.0 million and $2.9 million for the nine months ended September 30, 1999 and 1998, respectively. ZDNet has announced a significant marketing campaign and anticipates spending $25 million over the next 18 months.

  Stock-based compensation. The charge for the nine months ended September 30, 1999 was $3.0 million. This charge did not exist in 1998 because the options were granted in December 1998. In addition, $0.4 million of stock compensation was incurred in 1999 relating to the issuance of ZDNet stock options as part of completing the GameSpot minority interest acquisition.

  Depreciation. Depreciation expense was $2.0 million for the nine months ended September 30, 1999 compared to $1.4 million for the nine months ended September 30, 1998. The increase related primarily to increased capital expenditures made by ZDNet for equipment necessary to expand it network and infrastructure in order to support its continued growth.

  Amortization of intangible assets. Amortization was $5.8 million for the nine months ended September 30, 1999 compared to $3.4 million for the nine months ended September 30, 1998. The increase in amortization is primarily due to the acquisitions of Updates.com, SoftSeek and the remaining interest in GameSpot Inc., partly offset by certain intangible assets becoming fully amortized as of March 1, 1998.

  Interest income. ZDNet's portion of the proceeds from the ZDNet Stock offering have been advanced to ZD. Such advance bears interest at the rate at which funds are available to ZD (currently approximately 8.5%). As a result of such advance, interest income of $0.9 million was reported for the nine months ended September 30, 1999. No amounts were reported in prior periods.

  Minority interest. The minority interest of $0.1 million in 1999 and $0.3 million in 1998 represents the losses attributed to the holders of the minority interest in GameSpot Inc. The remaining minority interest was acquired in April 1999.

  Income taxes. ZDNet recorded an income tax provision of $1.5 million in 1999 and a benefit of $0.3 in 1998. Income taxes are provided based on ZDNet's projected annual effective tax rate which differs from the U.S. federal statutory rate of 35.0% due to certain items which are not deductible for income tax purposes, primarily losses at GameSpot prior to the acquisition of the minority interest.

  Net loss. As a result of the items described above, ZDNet's net loss improved from $8.7 million 1998 to a loss of $0.1 million in 1999.

 EBITDA

  EBITDA for the nine months ended September 30, 1999 was $11.2 million compared to an EBITDA loss of $4.2 million for the nine months ended September 30, 1998. The improvement was due primarily to higher revenue, offset to some extent by higher production and content and selling, general and administrative expenses.

Liquidity and Capital Resources

  Historically, the cash needs for ZDNet, excluding the cash needs of ZDNet's foreign operations and operations that were not wholly owned, were funded by ZD and accounted for as a capital contribution (i.e. as an increase in ZDNet's division equity and ZD's retained interest in ZDNet). Accordingly, no interest expense had been reflected in the financial statements of ZDNet. After the completion of the ZDNet Stock offering, Ziff-Davis Inc. accounts for all cash transfers between ZD and ZDNet, other than transfers in return of assets or services rendered or transfers in respect of ZD's retained interest that correspond to dividends paid on ZDNet stock, as inter-group revolving credit advances. ZDNet received net proceeds of $25.9 million from the initial public offering of the ZDNet Stock, which were loaned to ZD as an interest bearing advance. These advances will bear interest at the rate at which Ziff-Davis Inc. could borrow such funds on a revolving credit basis as the Board of Directors determines in its sole discretion. Funding for ZDNet's future cash needs will be provided by ZD through a reduction of the interest bearing advance and to the extent necessary, as a revolving credit advance bearing interest.

 Sources and uses of cash

  Cash and cash equivalents were $0.5 million at September 30, 1999 compared to $0.3 million at December 31, 1998. The increase was due to the factors discussed below.

  Cash provided by operations was approximately $15.0 million for the nine months ended September 30, 1999 compared to a use of $4.7 million for the nine months ended September 30, 1998. The improvement was due primarily to an improvement in net loss from $8.7 million in 1998 to $0.1 million in 1999, despite higher non-cash charges related to depreciation, amortization and stock-based compensation expense.

  Cash used by investing activities was $21.4 million in 1999 compared to $8.2 million in 1998. This increase is a result of ZDNet's continued investments and acquisitions of other Internet related businesses.

  Cash provided by financing in 1999 was $6.5 million compared to cash provided by financing of $13.3 million in 1998. As a result of decreased losses, ZDNet did not require the same level of funding from ZD in 1999 as was required in 1998. Financing activities in 1998 reflected advances from ZD to fund the business prior to the ZDNet Stock offering. Financing activities in 1999 primarily represent the receipt of proceeds from the ZDNet Stock offering partly offset by the advances of such funds to ZD, net of the amount used by ZDNet to fund acquisitions and capital spending. In addition, prior to the ZDNet Stock offering, ZDNet generated positive cash flow which was treated as a return of capital to ZD in the first quarter of 1999.

Year 2000 Readiness Disclosure

  During 1997, Ziff-Davis Inc. began a review of its computer systems and software to identify systems and software which might malfunction due to misidentification of the Year 2000. Ziff-Davis Inc. is using both internal and external resources to identify, test, correct and reprogram systems and software for Year 2000 readiness.

  At December 31, 1998, Ziff-Davis Inc. was in the research and validation phase of its Year 2000 project for information technology, or IT systems and non-IT systems. This phase consisted of research and validation of all infrastructure, hardware and software, including platform, wide-area network and local-area network components. Research for non-IT systems included identifying systems that contained embedded technology, such as micro-controllers, which were not Year 2000 compliant.

  Ziff-Davis Inc. has identified critical systems and applications that have been or are being validated for compliance through formal documentation, vendors or testing. During the second quarter of 1999, Ziff-Davis Inc. entered the testing phase of its infrastructure, hardware, software and databases and plans to complete such phase by the fourth quarter of 1999. Contingency plans are being finalized for any systems or platforms that remain in the testing phase during the fourth quarter of 1999.

  Some of Ziff-Davis Inc. computer systems and databases, including its subscription fulfillment and payroll systems, are managed by third parties under contractual arrangements. Ziff-Davis Inc. is not currently aware of any Year 2000 compliance problems related to those third parties. In the second quarter of 1999 Ziff-Davis Inc. had requested those third parties with which Ziff-Davis Inc. has material relationships to advise it as to whether such third parties anticipate difficulties in addressing Year 2000 compliance problems, and if so, the nature of such difficulties. Such inquiries are substantially completed and no material matters have been identified.

  In addition, Ziff-Davis Inc. is developing contingency plans in order to compensate for any disruption or downtime that could result from a Year 2000 compliance problem. Ziff-Davis Inc. has replaced or is remediating IT and non-IT systems that it determined were not Year 2000 compliant.

  Ziff-Davis Inc. has incurred remediation costs associated with its Year 2000 readiness efforts. These remediation costs have been incurred in connection with replacement of systems and hardware, modification of software and consulting costs related to Year 2000 solution providers. The internal costs to address Year 2000 issues, which have been included in the general and administrative expenses of Ziff-Davis Inc., have not been tracked separately and are therefore not determinable. However, management believes these expenses have been substitutive rather than incremental to the recurring level of general and administrative expenses. Total capitalized costs incurred in the replacement of systems in connection with Ziff-Davis Inc.'s Year 2000 readiness efforts as of December 31, 1997 and 1998 were $1.7 million and $3.8 million, respectively. Ziff-Davis Inc. estimates that it will incur external selling, general and administrative expenses of approximately $7.0 to $9.0 million and capital costs of $5.0 to $6.0 million during 1999 related to its Year 2000 readiness efforts.

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

Forward-Looking Statements

  Certain statements contained in this Form 10-Q and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements, which are subject to various risks and uncertainties. Actual results could differ materially from those discussed herein. Important factors that could cause or contribute to such differences include those under the caption "Risk Factors" in the Prospectus dated March 30, 1999 contained in Ziff-Davis Inc.'s Registration Statement on Form S-1 (File No. 333-69447), the Registration Statement on Form S-3 (File No. 333-84555) and in the Registration Statement on Form S-3 (File No. 333-89597).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

 Swap Agreements

  Ziff-Davis Inc.'s credit facility exposes it to market risk with respect to changes in interest rates. Ziff-Davis Inc. manages this risk through the use of interest rate swap agreements.

  On June 15, 1999, Ziff-Davis Inc. amended a swap agreement (with a notional amount of $100 million) by reducing the fixed rate paid to the counterparty and providing the counterparty with a one-time option to cancel the swap agreement on February 5, 2000 (or reduce the term of the agreement by 3 1/2 years). Ziff-Davis Inc. entered into another swap agreement (with a notional amount of $50 million) on June 15, 1999. Under this swap agreement, Ziff-Davis Inc. will receive a fixed rate of interest and pay a floating rate of interest based on 3 month LIBOR, which resets quarterly, for the term of the agreement.

  Through the use of swap agreements, Ziff-Davis Inc. has effectively established a fixed interest rate for $500 million of the outstanding credit facility. Based on the $950 million outstanding under the credit facility as of September 30, 1999, if the LIBOR rate were to increase by 1%, Ziff-Davis Inc. would incur, after giving effect to the swap agreements, an additional $4.5 million of annual interest expense. The weighted average fixed rate Ziff-Davis Inc. pays under these agreements is approximately 5.1%.

  These swap agreements are viewed by Ziff-Davis Inc. as risk management tools and are not used for trading or speculative purposes. The notional amount of $500 million does not represent a real amount exchanged by the parties and therefore, is not a measure of Ziff-Davis Inc.'s exposure through its use of swap agreements. The fair values of these swap agreements were estimated by obtaining quotes from brokers. These quotes represented the amounts that Ziff-Davis Inc. would pay if the agreements were terminated at the balance sheet date. Although it is not Ziff-Davis Inc.'s intention to terminate these swap agreements, these fair values indicated that the termination of the swap agreements would have resulted in a gain of approximately $8.1 million. By their nature, swap agreements involve credit risk, due to the possible nonperformance by counterparties. To mitigate this risk, Ziff-Davis Inc. enters into swap agreements with major financial institutions and diversifies the counterparties used as a means to limit counterparty exposure and concentration of risk.

 Hedge transaction

  In June 1999, Ziff-Davis Inc. entered into a short-sale to effect a hedge on 300,000 of its 438,057 shares of Beyond.com Corporation. These shares were sold on behalf of Ziff-Davis Inc. by a third party, at a weighted average price of $22.50 per share. In September 1999, Ziff-Davis Inc. delivered the shares required to close the short position and repurchased the shares at a market price of $14.00 per share. An unrealized gain of approximately $2,600,000 was deferred in the period related to this hedge transaction.

                          PART II--OTHER INFORMATION

ITEM 1. Legal Proceedings

  ZD, ZDNet and Ziff-Davis Inc. are subject to various legal proceedings arising in the normal course of business.

 Class action and derivative litigation's

  Following a decline in the price per share of Ziff-Davis Inc.'s common stock in October 1998, eight securities class action suits were filed against Ziff-Davis Inc. and certain of its directors and officers in the United States District Court for the Southern District of New York.

  The complaints alleged that defendants violated Sections 11, 12(a) (2) and 15 of the Securities Act of 1933 in connection with the registration statement filed by Ziff-Davis Inc. with the Securities and Exchange Commission relating to the initial public offering of Ziff-Davis Inc.'s stock on April 28, 1998 (the "IPO"). More particularly, the complaints alleged that the registration statement contained false and misleading statements and failed to disclose facts that could have indicated an impending decline in Ziff-Davis Inc.'s revenue. The complaints sought on behalf of a class of purchasers of Ziff-Davis Inc. common stock from the date of the IPO through October 8, 1998, unspecified damages, interest, fees and costs, recession and injunctive relief such as the imposition of a constructive trust upon the proceeds of the IPO.

  On January 28, 1999, the court entered an order consolidating the actions, appointing lead plaintiff's counsel and requiring the filing of a consolidated amended complaint. The consolidated amended complaint was filed on June 15, 1999 and only alleges claims under Section 11 of the Securities Act of 1933. On May 20, 1999, Ziff-Davis Inc. moved to dismiss the consolidated amended complaint. In July 1999, plaintiff filed their response to the motion. Ziff-Davis Inc. filed a reply on August 11, 1999. The motion has not yet been decided.

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

 Other legal proceedings

  Ziff-Davis Inc. was named as a defendant in an action, filed on April 17, 1998 in the Supreme Court of the State of New York, by minority stockholders of SOFTBANK Interactive Marketing Inc. ("SIM"), formerly an indirect subsidiary of SOFTBANK Corp. The complaint alleged, among other things, that SBH, SIM's majority stockholder, acting with Ziff-Davis Inc. and two of its senior officers and directors who were directors of SIM (and who were also named as defendants), had conflicts of interest between SIM and other Softbank investments (including investment in Ziff-Davis Inc.) and failed to act in the best interests of SIM and the minority stockholders by taking actions which benefited Ziff-Davis Inc. The complaint stated claims based on common law fraud, breach of fiduciary duty and aiding and abetting theories and seeks in excess of $200,000,000 in damages. Upon motion of Ziff-Davis Inc. and the other defendants, all of the claims against them other than a breach of contract claim which is solely against SBH, were dismissed on February 26, 1999. On April 1, 1999, plaintiffs filed a notice of appeal of the dismissal. On September 2, 1999, the remaining claim, which was solely against SBH, was dismissed. On October 6, 1999, plaintiffs filed a notice of appeal of this dismissal.

  Ziff-Davis Inc. and ZDTV, L.L.C. ("ZDTV"), a majority owned affiliate of Ziff-Davis Inc., were named as defendants in an action filed on November 10, 1999 in the U.S. District Court, Southern District of New York, by plaintiff. In October, 1998 ZDTV through a subsidiary purchased certain assets from corporations owned by plaintiff and two other individuals. In addition to a cash payment at the closing of the sale, ZDTV agreed to pay additional purchase price, contingent on the future operating profits of the SkyTV division. Ziff-Davis Inc. guaranteed the obligations of ZDTV. The complaint alleges, among other things, that ZDTV and Ziff-Davis Inc. breached their covenants of good faith and fair dealing by failing to act in the best interests of the SkyTV division, to support and procure business for the SkyTV division, and to provide public relations, marketing assistance and corporate sales team support, thereby lessening plaintiff's opportunity to earn additional purchase price. The complaint seeks an amount to be determined at trial, but not less than $60,000,000 in damages.

  Although the outcome of these cases cannot be predicted, Ziff-Davis Inc. believes that there are substantial defenses to the claims. Ziff-Davis Inc. currently cannot estimate it ultimate liability, if any, with respect to such pending litigations. Accordingly, no provision for such matters has been included in the financial statements.


ITEM 2. Changes in Securities and Use of Proceeds

  Not applicable.

ITEM 3. Defaults Upon Senior Securities

  Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

  Not applicable.

ITEM 5. Other Information

  Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K

  (a) Exhibits

    27.1 Financial Data Schedule (EDGAR filing only)

  (b) Reports on Form 8-K

      On July 20, 1999, Ziff-Davis Inc. filed a Form 8-K (File No. 001-14055) to report that it had retained the investment banking firm of Morgan Stanley Dean Witter to explore strategic alternatives to maximize shareholder value. Ziff-Davis Inc. expects to investigate a wide range of possible alternatives, including strategic alliances, mergers and the sale or joint venture of all or some of the company's businesses. The Ziff-Davis Inc. Board of Directors has not embraced any particular strategic alternative and no assurance can be given that any transaction will result from the exploration process that Morgan Stanley Dean Witter has been retained to manage.

      On August 4, 1999, Ziff-Davis Inc. filed a Form 8-K (File No. 001-14055) to report the prospectus which was included in Ziff-Davis Inc.'s Form S-1 (File No. 333-69447), filed on March 30, 1999.

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

                                          Date: November 12, 1999

                                                     /s/ Mark D. Moyer
                                          By: _________________________________
                                                      Mark D. Moyer
                                              Vice President and Controller
                                           (On behalf of the Registrant and as
                                                        Principal
                                               Accounting Office Officer)

                                          Date: November 12, 1999

                                 EXHIBIT INDEX

 27.1 Financial Data Schedule (EDGAR filing only)