Form 10-K
period 1999-12-31
ZIFF DAVIS INC
filed 2000-04-13
CIK 1055131

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                               ----------------
                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934
 For the fiscal year ended December 31, 1999.

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
(State or Other Jurisdiction of                (I.R.S. Employer Identification
Incorporation or Organization)                              No.)

                              28 East 28th Street,
                            New York, New York 10016
             (Address of Principal Executive Offices and Zip Code)

       Registrants telephone number, including area code: (212) 503-3500
          Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class                    Name of Each Exchange on Which
                                                         Registered
                                                   New York Stock Exchange
  Ziff-Davis Inc.--ZD Common Stock, $.01           New York Stock Exchange
                par value
Ziff-Davis Inc.--ZDNet Common Stock, $.01
                par value

            Shares registered pursuant to Section 12(g) of the Act:

                                 Not Applicable

  Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]
  As of March 31, 2000 the aggregate market value of Ziff-Davis Inc.--ZD Common Stock and Ziff-Davis Inc.--ZDNet Common Stock held by non-affiliates of the registrant was approximately $504,939,969 and $319,463,618, respectively, based upon the closing prices for such shares as reported on the New York Stock Exchange Composite Tape on that date.
  As of March 31, 2000 there were 104,092,731 shares of the registrant's Ziff-Davis Inc.--ZD Common Stock and 15,065,844 shares of the registrant's Ziff-Davis Inc.--ZDNet Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Ziff-Davis filed a definitive proxy statement on February 9, 2000 which is incorporated by reference into the Cautionary Legend Regarding Forward-Looking Statements and in Parts I, II and III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
 PART I
 Item 1.  Business...............................................................................    3
 Item 2.  Properties.............................................................................   17
 Item 3.  Legal Proceedings......................................................................   17
 Item 4.  Submission of Matters to a Vote of Security Holders....................................   18

 PART II
 Item 5.  Market for the Registrant's Common Equity and Related Stockholder Matters..............   18
 Item 6.  Selected Financial Data................................................................   18
 Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations..   18
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk.............................   19
 Item 8.  Consolidated Financial Statements......................................................   19
 Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...   19

 PART III
 Item 10. Directors and Executive Officers of the Registrant.....................................   20
 Item 11. Executive Compensation.................................................................   23
 Item 12. Security Ownership of Certain Beneficial Owners and Management.........................   29
 Item 13. Certain Relationships and Related Transactions.........................................   32

 PART IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................   32

 SIGNATURES......................................................................................   35
 Appendix (Selected Financial Data, Management's Discussion and Analysis of Financial Condition
  and Results of Operations and Financial Statements for Ziff-Davis Inc. and ZDNet)..............  F-1

             CAUTIONARY LEGEND REGARDING FORWARD-LOOKING STATEMENTS

  Some of the information in this Form 10-K may constitute forward-looking statements which are subject to various risks and uncertainties. These forward-looking statements include, without limitation, statements regarding the timing of the various remaining restructuring transactions described herein (or even whether those transactions will in fact close), the amount of cash that may be borrowed by the ZD events group, the timing and amount of the cash dividend to be paid to holders of ZD stock as part of the restructuring, the ZD liabilities that will need to be provided for as part of the restructuring, the timing of the merger that will eliminate the tracking stock structure, the ZD/ZDNet equivalency ratio and the exchange ratio for that merger, our future business plans and strategies and our future financial condition or results of operations, as well as other statements that are not historical. You can find many of these statements by looking for words like "will," "may," "believes," "expects," "anticipates," "plans" and "estimates" and for similar expressions.

  Because forward-looking statements involve risks and uncertainties, there are factors that could cause the actual results to differ materially from those expressed or implied. For example, the statements appearing under "Risk Factors" in the proxy statement of Ziff-Davis dated February 7, 2000 incorporated by reference herein, and other cautionary statements appearing in Management's Discussion and Analysis of Financial Condition and Results of Operations for each of Ziff-Davis and ZDNet appearing elsewhere in this Form 10-K, describe circumstances that could materially affect the accuracy of forward-looking statements.

  If there are any subsequent written or oral forward-looking statements made by us or any person acting on our behalf, they are qualified in total by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to the forward-looking statements to reflect events or circumstances after the date of this document or to reflect the occurrence of unanticipated events.

  This Form 10-K also includes statistical data regarding the Internet, trade show and publishing industries. This data was obtained from industry publications and reports which we believe to be reliable sources. We have not independently verified such data nor sought the consent of any organizations to refer to their reports in this Form 10-K.

                                     PART I

ITEM 1. BUSINESS

  Ziff-Davis Inc. ("Ziff-Davis") is a leading media and marketing company focused on computing and Internet-related technologies. Through its ZDNet division ("ZDNet"), it provides online content and other Internet related services. Through its ZD division ("ZD"), it is or has been engaged in the print publishing, trade shows and conferences, education and television businesses. Ziff-Davis currently has two series of common stock, ZDNet common stock ("ZDNet stock") and ZD common stock ("ZD stock"). ZDNet common stock is intended to track the performance of ZDNet, and ZD common stock is intended to track the performance of ZD. In addition to the ZD businesses referred to above, ZD is deemed to own a retained interest in ZDNet which is currently the equivalent of 60 million shares of ZDNet stock.

  Ziff-Davis has historically operated in four reportable business segments:
(1) Internet, (2) publishing, (3) events and (4) television. As a result of the restructuring described below, Ziff-Davis is now reporting its events and television segments as well as the education and market intelligence businesses within the publishing segment as discontinued operations. For financial information on the Ziff-Davis business segments, see the Combined Financial Statements of ZDNet and the notes to the Consolidated Financial Statements of Ziff-Davis included in the Appendix to this Form 10-K.

RECENT DEVELOPMENTS; RESTRUCTURING

  Ziff-Davis is in the process of disposing of substantially all of its ZD businesses as part of a comprehensive restructuring described in its proxy statement dated February 7, 2000. Ziff-Davis has already completed the sale of ZD Market Intelligence, ZD Education, ZD Publishing (excluding Computer Shopper, Smart Planet and an investment in Red Herring Communications) and its equity interest in ZDTV. In addition, Ziff-Davis announced on March 7, 2000 that it intends to recapitalize and spin-off its ZD Events group to the holders of ZD common stock.

  Ziff-Davis expects to form a new holding company for the ZD Events group. That holding company will borrow approximately $400 million from bank lenders, the capital markets, or a combination of both. The proceeds of that borrowing will be used to retire Ziff-Davis' remaining indebtedness and to fund a cash dividend to holders of ZD common stock. The cash dividend is expected to range from $2.50 to $3.00 per share of ZD stock, but the exact amount will depend on the amount set aside to cover ZD's actual and contingent liabilities. At the time of the dividend or shortly thereafter, Ziff-Davis intends to distribute all of the shares it owns in the ZD Events holding company to the holders of ZD common stock. Ziff-Davis expects to complete these transactions at or around the end of the second quarter.

  After Ziff-Davis completes these transactions, Ziff-Davis expects to transfer Computer Shopper magazine, Smart Planet, its investment in Red Herring Communications and any other residual ZD assets to ZDNet in return for an increase in ZD's retained interest in ZDNet. Thereafter, Ziff-Davis expects to merge with a newly formed subsidiary to eliminate its tracking stock structure. The surviving company will be renamed ZDNet Inc. As a result of the merger, each outstanding share of ZD stock will remain outstanding as one share of the newly named ZDNet Inc., and each outstanding share of ZDNet stock will convert into a number of shares of ZDNet Inc. expected to fall between 1.7 and 1.9 shares. From the point of view of a holder of ZDNet stock, the transaction is similar to a stock split--the price per share will decrease but the holder will end up with more shares.

  The restructuring transactions referred to above and the risks related thereto are described in more detail in the proxy statement dated February 7, 2000, which is incorporated herein by reference.

  On April 5, 2000, Ziff-Davis repaid the remaining balance on its bank credit facility in full out of proceeds from the sale of Ziff-Davis businesses. On April 13, 2000, Ziff-Davis borrowed $150 million under an interim credit facility, which it plans to repay in full out of the proceeds of the approximately $400 million ZD Events group borrowing described above. Ziff-Davis used the proceeds from the borrowing under this interim credit facility, together with approximately $130 million in cash on hand, to repurchase substantially all of its outstanding 8 1/2% Senior Subordinated Notes Due 2008. This left Ziff-Davis with about $100 million in cash at April 13, 2000.

  Ziff-Davis plans to use approximately $70 million of this cash to repay in full the outstanding note payable to SOFTBANK Corp. and to use the remaining cash to fund capital expenditures and working capital requirements.

INTERNET SEGMENT (ZDNET)

  ZDNet provides technology-related information to Internet users worldwide. ZDNet focuses on content, community and commerce. ZDNet creates up-to-date, reliable and comprehensive content divided broadly into "channels" that focus on specific topics or audience groups. ZDNet's network of over 50 interconnected internet sites offers approximately 1,200 news stories per month, 818,000 product listings and 44,000 downloadable programs. The community of ZDNet users interacts through various online message systems, including bulletin boards, chat rooms, moderated forums and e-mail. ZDNet facilitates commerce by providing users of its sites with the ability to evaluate, compare and purchase products and services and by providing advertisers and merchants with access to a highly targeted user group with attractive demographics.

  According to Media Metrix, in December 1999 zdnet.com ranked first among all Web sites in the category of news, information and entertainment among people who access the Internet from the workplace, ahead of such sites as cnet.com, cnn.com, msnbc.com, Disney Online and espn.com. ZDNet estimates that its Web sites served more than 371 million page views during December 1999, up from 202 million in December 1998. ZDNet delivered approximately 790 million ad-bearing pages during the fourth quarter of 1999, up from 460 million during the same period of 1998. In addition, ZDNet had localized foreign language editions in more than 19 countries as of December 31, 1999.

  ZDNet's objective is to be the leading online content site focused on technology products and services and the preferred online platform for advertisers and merchants. ZDNet's strategy is to:

  .  continue to offer differentiated technology-related content,

  .  grow ZDNet's user community,

  .  build ZDNet's brand strength,

  .  increase advertising and commerce revenue,

  .  strengthen and expand strategic alliances and

  .  extend ZDNet's international presence.

Industry Background

 Growth of the Internet and Demand for Technology-Related Content

  The Internet has emerged as a global mass medium, enabling millions of people to access and share information and conduct business electronically. Jupiter Communications Inc. forecasts that the number of online users in the U.S. will grow to 157 million by the end of 2003, up from 83 million at the end of 1998. Major factors driving this growth include the increasing familiarity and acceptance of the Internet by businesses and consumers, the increasing number of personal computers in homes and offices, the ease, speed and lower cost of Internet access and improvements in network infrastructure.

  As the Internet gains acceptance as an advertising and commerce medium and Internet use continues to grow, technology will play an increasing role in everyday life. According to Dataquest, worldwide end user spending for information technology products and related services was expected to be approximately $2 trillion in 1999 and grow 10% to 15% annually over the next three years. With the growth of the Internet and the widespread use of personal computers, cellular phones, pagers and personal digital assistants, technology has become an area of broad general interest. Users of technology products and services confront an increasingly complex marketplace due to the rapid pace of technological change and the frequent introduction of new products and services. The prevalence of technology and the growing number of technological choices heighten the demand for up-to-date, comprehensive information about technology-related products and services.

 Advertising and Commerce on the Internet

  As the Internet and the technology industry continue to grow, the value of the Internet to advertisers and merchants can be expected to increase as a result of:

  .  the growth in the number of Web users,

  .  the Internet's global reach,

  .  the attractive demographic profile of Web users,

  .  the interactive nature of the medium,

  .  the increased willingness of users to conduct transactions online and

  . the ability to effectively target user groups, customize promotions and measure Web usage and viewer demographics.

  ZDNet believes these characteristics allow Internet advertisers to build valuable customer relationships through targeted advertising and sales campaigns. The overall market for advertising on the Internet was approximately $1.9 billion in 1998 and $693 million in the first three months of 1999, as measured by the Internet Advertising Bureau. According to Forrester Research, Inc., advertising spending on the Internet will exceed $4 billion in the year 2000 and double to more than $8 billion by 2002.

  The Internet also provides an efficient means for merchants to sell their products and services directly to consumers. Forrester Research, Inc. forecasts that worldwide commerce revenue on the Internet will increase from approximately $35 billion in 1998 to $1.4 trillion in 2003. Internet transactions are expected to increase as merchants improve Web-based transaction-processing technology and as consumers become more accustomed to purchasing online.

  ZDNet believes Internet sites focused on technology are particularly well-suited to promote advertising and commerce because they offer a large user base with attractive demographics for technology and general consumer product companies. Historically, technology-focused sites have attracted primarily technology advertisers, which, according to Internet Advertising Bureau, accounted for approximately 20% of all U.S. online advertising dollars during the first three months of 1999, down from 27% during the same period in 1998. Recently, many of the largest advertisers on traditional media, including consumer product companies, automobile manufacturers and travel-related companies, have expanded their use of Internet advertising. Such consumer-related advertising accounted for 27% of all U.S. online advertising in the first quarter of 1999 according to the Internet Advertising Bureau, and ZDNet believes Internet advertising will become an increasing percentage of consumer product companies' overall advertising budgets in the future. Internet sites with well-recognized brand names that focus on technology should be well-positioned to capitalize on emerging Internet advertising and commerce opportunities.

The ZDNet Solution

  ZDNet's Web sites are designed to capitalize on the market opportunities created by the increasing importance of technology, the emergence of the Internet as a mass medium and the appealing demographics of technology-oriented Web users. ZDNet focuses on content, community and commerce, enabling users to research topics of interest, interact with other users, download software and evaluate and purchase a wide range of products and services at a single destination. Ziff-Davis Inc. was among the first content providers to focus its efforts on the Internet, launching its zdnet.com service in the fall of 1994. The ZDNet solution is based on the following distinguishing attributes:

 Broad-Based Comprehensive Technology and Internet-Related Content

  ZDNet's interconnected and easily navigable sites offer depth and breadth of coverage on the technology industry as well as topics of general interest, including financial information and general news. ZDNet divides its content broadly into "channels" that focus on specific topics or audience groups. Approximately 50 sites can be reached through the zdnet.com home page or through their own distinct domains, and sites are generally organized with similar navigation and layout to ensure consistency throughout the network. ZDNet's online editorial and technical staff of industry experts develops high-quality original content specifically for online interactive use. ZDNet offers approximately 1,200 news stories per month, 818,000 product listings and 44,000 downloadable programs. In addition, through ZDNet's relationship with Ziff Davis Media (the buyer of ZD Publishing), ZDNet will continue to have the use of the content of all of ZD Publishing's computer and technology publications, including PC Magazine, PC/Computing, PC Week and Yahoo! Internet Life. See "-- Relationship with Ziff-Davis Media" below.

 Strong Community Affinity

  ZDNet has developed an extensive user community and encourages active participation by enabling users to personalize their content and join user groups based on common interests. ZDNet provides forums, chat groups and other interactive online environments that allow users to express views and share information. In addition, its industry personalities host interactive forums that encourage user comments and feedback. To promote its community, ZDNet has instituted a common registration system for chat, discussion and e-mail capabilities. Registered users are able to access member-only software downloads and are eligible for special offers. ZDNet makes a variety of e-mail newsletter and alerts available to its users, allowing subscribers to select those of interest. As of December 1999, ZDNet had an e-mail newsletter subscription base of over 4 million and distributed over 126 million e-mail newsletters and alerts to its users in that month.

 Attractive Environment for Advertising and Commerce

  ZDNet facilitates commerce on its sites by providing users with the ability to evaluate, compare and purchase products and services and by providing advertisers and merchants with access to a highly targeted user group with attractive demographics. According to the Winter 2000 @Plan study, among users of ZDNet's Internet sites:

  .  58% have college degrees,

  . 84% have an annual household income of at least $35,000 (and 21% in excess of $100,000),

  .  55% use the Internet every day and

  . 68% purchased a product in the prior six months after gathering information on the Internet.

  In addition, ZDNet has developed an array of sales and marketing options (banners, sponsorship wraps, buttons, text and graphical links, e-mail sponsorships and custom microsites) designed to assist advertisers in crafting unique and distinctive programs to target and reach their audiences. ZDNet was also the first non-ad agency to win a prestigious "Creative Excellence in Business Advertising" award, presented by the American Business Press.

The ZDNet Strategy

  ZDNet's objective is to be the leading online content site focused on technology products and services for users and the preferred online platform for advertisers and merchants. The key elements of ZDNet's strategy are:

 Continue to Offer Differentiated Technology and Internet-Related Content

  ZDNet will continue to provide comprehensive and authoritative coverage of the technology field in order to attract users and increase the value of its sites to advertisers and merchants. Based on market research and user traffic and feedback, ZDNet will continue to identify technology trends and develop innovative sites that appeal to specific market segments and user interests.

 Grow the ZDNet Community

  ZDNet seeks to further grow its membership base by continuing to provide interesting forums, chat groups and user groups, developing additional interactive capabilities, promoting new online personalities and offering insights from a broad range of experts. In response to these efforts, ZDNet's registered user community has increased from 1,844,571 on December 31, 1998 to 3,331,570 on December 31, 1999, an increase of 81%.

 Build ZDNet Brand Strength

  ZDNet seeks to reinforce its brand recognition and extend its reputation as a preferred destination for users looking to buy, use and learn about technology. ZDNet's brand-building initiatives include displaying the ZDNet brand on all ZDNet site pages (including those accessed through the portals of its strategic partners), providing consistent formats for easy navigation on all its sites and promoting a common registration program for users.

  In December 1999, ZDNet embarked on its first mass market consumer ad campaign targeting the growing population of web users interested in technology. The fifteen month, $25 million campaign includes marketing presence in print media, broadcast and cable channels.

 Increase Advertising and Commerce Revenue

  ZDNet seeks to increase revenue generated from advertising and commerce by continuing to develop innovative content, growing its user community, expanding its base of technology advertisers, attracting consumer and other advertisers and facilitating commerce opportunities. ZDNet continually refines its online tracking reports to better enable advertisers and merchants to demonstrate their advertising effectiveness, evaluate their marketing initiatives and increase the rate of return on their advertising investments. ZDNet plans to increase the number of its revenue-sharing commerce relationships with leading technology and consumer product providers. ZDNet also plans to increase the number of product listings on its ComputerShopper.com channel and expand its ability to facilitate electronic commerce.

 Strengthen and Expand Strategic Alliances

  ZDNet seeks to increase brand awareness, traffic and revenue by entering into strategic alliances with key Internet companies. ZDNet currently has alliances with many of the Web's leading sites, including Yahoo!, Alta Vista, Go.com, Lycos and iVillage and plans to establish new alliances as opportunities arise. As part of these alliances, ZDNet typically provides selected branded content for its partners' sites in return for a variety of benefits including revenue and links back to ZDNet sites from the partner's site, providing ZDNet with access to a broader base of consumers.

 Extend International Presence

  ZDNet had localized foreign language editions in more than 19 countries as of December 31, 1999 and plans to continue to expand into selected overseas markets through international launches as well as joint ventures and licensing arrangements with local operating partners, as opportunities arise.

ZDNet Sites and Services

  ZDNet offers approximately 50 interconnected and easily navigable sites focused on providing comprehensive, authoritative and timely online technology content, creating an active community environment for its users and providing opportunities for commerce.

  ZDNet considers its content to be the most thorough and interesting content on technology that is available online. ZDNet estimates that it currently offers more than 300,000 pages of content on its interconnected sites where users can research, evaluate, learn, interact, download and shop. ZDNet creates original content using its own skilled and dedicated team of 247 editors, online producers, developers and operations staff and also uses content from ZD publications and various strategic alliance partners. ZDNet's content is divided broadly into "channels" that aggregate information from a variety of sources around a specific topic area or audience focus, thereby facilitating accessibility. All channels can be reached through the main zdnet.com home page or through their own distinct domains, making browsing and searching easy.

  ZDNet seeks to foster a sense of community and engage its users in an interactive online experience where they can express opinions and share information about technology-related products and issues. ZDNet offers a variety of features and activities designed to facilitate its community growth and build user loyalty and affinity. Users can personalize the content they seek and join user groups with others who have similar interests. In addition, users can activate the "talk-back" feature, which allows them to state their views, and the "e-mail to a friend" feature, which allows them to easily send articles of interest to others. During December 1999, ZDNet estimates that 275,000 e-mails were sent using the e-mail to a friend feature. Many of ZDNet's channels provide moderated forums and chat events on a variety of current news and segment topics and certain hosts of these forums have become popular Internet personalities.

   ZDNet seeks to facilitate commerce on the Internet by combining information about hardware and software products and services with direct access to merchants. ZDNet's primary computer commerce site, ComputerShopper.com, was one of the first Web shopping services to integrate comparative pricing, how-to guides, buying tips, specifications, product reviews and multiple direct purchasing sources. ComputerShopper.com currently displays products from more than 107 merchants in over 122 product categories and enables shoppers to both evaluate products and directly make purchases online.

 Select ZDNet Sites

  ZDNet.com (www.zdnet.com) is the home page and gateway for all of ZDNet's sites and was ranked first among all Web sites in the category of news, information and entertainment (as measured by net reach) among people who access the Internet from the workplace in December 1999 according to Media Metrix.

  ComputerShopper.com (www.computershopper.com) supplies users with a comprehensive display of computer and technology products in one central location with direct links to merchants to facilitate commerce transactions. ZDNet shoppers can easily browse and search pricing and product information, access expert recommendations and buying tips and complete their purchases online for a unified shopping experience. Users of ComputerShopper.com can purchase products directly on the site using a secured server or can place orders through individual merchants (by clicking through to the merchants Web sites, dialing the merchants' 1-800 numbers or faxing the orders to the vendors).

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

  ZDNet News (www.zdnn.com) provides 24 hours a day, 7 days a- week coverage for computing and technology news and information. ZDNet News generates original news content produced by its own staff. It also posts content from other sources including publications such as PC Week, Inter@ctive Week and Sm@rt Reseller, and strategic partners such as MSNBC and the Wall Street Journal. ZDNet News also publishes an e-mail newsletter six days a week and provides news to the Wall Street Journal, MSN and Yahoo!, among others.

  GameSpot and Videogames.com (www.gamespot.com, www.videogames.com) offer comprehensive news, reviews, previews and tips for all game categories.

  ZDNet Help (www.zdhelp.com) offers comprehensive tips, advice and trouble-shooting aids for a full range of hardware and software. Users can search, browse or access experts in chat rooms and on bulletin boards.

  ZDNet Downloads (www.zdnet.com/downloads) offers over 44,000 files of shareware, freeware and other downloadable software programs, nearly all of which are tested for viruses and compatibility and approximately 33,000 of these files are professionally reviewed and rated.

  ZDNet Inter@ctive Investor (www.zdii.com) provides up-to-the-minute proprietary financial news and commentary on the technology sector. It provides access to multiple third-party information services such as Reuters, The Red Herring magazine, Multex Systems Inc., ValueLine, Hoover's and Zack's Investment Research. This site was ranked in the top 20 of Barron's annual survey of the top Internet investment sites in 1998 and 1999.

 Other ZDNet Channels

  Ziff-Davis Print Publication Sites. Pursuant to an arrangement with Ziff Davis Media Inc. ("Ziff-Davis Media", the buyer of ZD Publishing), each of the Ziff-Davis print publications will continue to have a branded Web site within ZDNet's interconnected sites. Each of the sites contains content adapted from Ziff-Davis print media and original content developed specifically for these sites. Among the print publication sites currently operated by ZDNet are the companion sites of ZD Publishing's most successful print magazines, such as PC Magazine, PC/Computing, PC Week and Yahoo! Internet Life. For a more detailed description of the arrangement between the buyer of ZD Publishing and ZDNet for the publication web sites, see "--Relationship with Ziff Davis Media" below.

  Topical Channels. ZDNet also has over ten topical channels that bring together one or more sites with a common theme, such as Tech News, Business & Technology, Tech Life and Reviews. The Tech Life channel, for example, is aimed at consumers and includes content, community and commerce geared for personal use, families, gamers, and music aficionados. The Business & Technology channel aggregates sites aimed at information technology managers in large and medium sized business as well as small business users.

  ZDNet seeks to identify and monitor technology trends in order to effectively launch and introduce new sites and channels that address the needs of its audience.

Relationship with Ziff Davis Media

  ZDNet believes that its relationship with ZD Publishing has provided it with substantial advantages over other online technology content providers.

   In early April 2000, Ziff-Davis completed the sale of ZD Publishing to Ziff Davis Media, a company controlled by Willis Stein & Partners. The sale excludes Computer Shopper and an investment in Red Herring Communications. Ziff Davis Media is not affiliated with Ziff-Davis. In order to assure that ZDNet will continue to enjoy a beneficial relationship with the sold division, ZDNet has entered into a five year license agreement with Ziff Davis Media. That license agreement will allow ZDNet to use and license third parties to use online the content of the publications sold to Ziff Davis Media for a period of five years. During the first three years, that right will be exclusive. During the fourth year, Ziff Davis Media will be permitted to use and license third parties to use the content online but only on its own web sites, and during the fifth year, Ziff Davis Media will be permitted to use and license third parties to use the content online. For the first four years, ZDNet will host the official web sites for the publications that are the subject of the license agreement, and during the fifth year Ziff Davis Media will host the official web sites.

  In exchange for these rights, ZDNet will continue to pay a royalty that will initially be set at a level similar to the royalty that ZDNet paid ZD Publishing before the sale: 5% of the first $100 million in annual revenue (net of bad debt expense), 4% of the next $50 million in annual revenue (net of bad debt expense) and 3% of any incremental annual revenue (net of bad debt expense) over $150 million. In the fourth year of the license agreement, the royalty will be reduced to 50% of these levels, and in the fifth year, the royalty will be reduced to 25% of these levels. In addition, for the first three years, the royalty is subject to the following minimum and maximum payments.

                                                           Minimum     Maximum
                                                           Payment     Payment
                                                         ----------- -----------
      First Year........................................ $ 7 million $14 million
      Second Year....................................... $ 9 million $18 million
      Third Year........................................ $11 million $22 million

  The license agreement also contains various cross promotional rights and obligations, including ZDNet's right to one free page of advertising and one additional page at "house rates" (i.e., substantially discounted) in each issue of each publication subject to the licensing agreement.

  See "Risk Factors--Risk Factors Relating to the Restructuring--The Sale of ZD's Businesses May Adversely Affect ZDNet's Future Business" in the Ziff-Davis proxy statement dated February 7, 2000 which is incorporated herein by reference.

Strategic Alliances

  ZDNet's strategic alliances are important sources of content exchange, revenue, brand visibility and increased user traffic. ZDNet has strategic alliances with many of the Web's leading sites, including Yahoo!, AltaVista, Go.com, Lycos and iVillage pursuant to which selected ZDNet-branded content is displayed on their sites in exchange for traffic, brand recognition, content or a percentage of the revenue generated from those sites. These alliances are generally for 1 or 2 year terms, subject to renewal upon the agreement of both parties. In addition, ZDNet content is distributed by various Internet service providers such as Earthlink, MindSpring and BellSouth to individual and corporate customers.

International

  Through wholly owned sites and joint ventures, ZDNet currently operates localized versions of certain of its Web sites in the United Kingdom, Germany, France, China, Singapore and Australia. In addition, through licensing arrangements with non-U.S. operators, localized foreign language versions of ZDNet's Web sites were available as of December 31, 1999 in more than 12 additional regions, including Japan, Italy, Latin America, Russia, South Africa, Spain and Switzerland. In order to deliver high-quality content worldwide, each of ZDNet's international Web sites offers content tailored specifically to its local market in addition to content from ZDNet's U.S. Web sites translated into the local language.

Advertising Sales and Marketing

  ZDNet derives the principal portion of its revenue from the sale of advertisements. The advertising revenue for 1999 represented 93% of ZDNet's net revenue. Advertising revenue is generally derived from short-term contracts on a per impression basis and by the number of product listings in the ComputerShopper.com site.

  ZDNet believes that its user demographics are attractive to technology and general consumer product advertisers and merchants. ZDNet has developed extensive sales and marketing programs designed to assist advertisers in reaching their audiences through distinctive and customizable programs. ZDNet sells display advertising in multiple formats (such as banners, sponsorship wraps, buttons, text and graphical links and e-mail sponsorships) that allow users to link directly to the advertisers' own Web sites or to special promotional microsites created by ZDNet on behalf of its advertisers. In addition, advertising can be purchased in selected areas or across ZDNet's entire network of sites.

  ZDNet believes that its focused and well-trained sales and marketing organization is important to attaining and maintaining premium advertising pricing and maximizing revenue. ZDNet's sales and marketing organization uses market research tools, such as Media Metrix and ZDNetTrak services, to inform clients about overall industry trends. ZDNetTrak is a quarterly marketing survey that tracks ZDNet Web users and their online activities, including their purchasing behavior. ZDNet's direct sales and marketing organization consisted of 139 professionals as of December 31, 1999. Sales and marketing are generally organized by geographic region.

  During the fourth quarter of 1999, 588 companies advertised with ZDNet (as compared to 377 in the fourth quarter of 1998). The following is a list of ZDNet's top fifteen advertising customers (based on advertising revenue in 1999):

     Active Home/X-10              Egghead                                 Micron Computer
     Beyond.com                    First USA                               Microsoft
     Buy.com                       Gateway                                 Symantec
     Compaq/Digital                Hewlett Packard                         Toshiba
     Dell                          Intel                                   800.com

  No advertiser accounted for more than 5.0% of ZDNet's revenue during 1999. ZDNet's 20 largest advertising customers accounted for approximately 35% of ZDNet's net advertising revenue during 1999.

Technology Infrastructure and Operations

  ZDNet has developed an expandable operations infrastructure using open standard hardware and software systems. ZDNet's network of sites is primarily hosted on ZDNet servers maintained at multiple locations to facilitate load balancing and reduce potential downtimes. Additionally, ZDNet outsources certain hosting and related functions to Frontier Global Center, Real Networks and InterStep, Inc. The primary data center is designed to minimize failures by utilizing redundant equipment and connectivity paths.

  ZDNet has developed systems allowing it to efficiently create new content channels and build in personalization capabilities. With respect to advertising, publishing and systems management tools, ZDNet has licensed technology from:

  .  Vignette for its StoryServer publishing system,

  .  Thunderstone for its Texis search software and

  . Deja.com for software relating to "threaded messages", which are user originated messages that are organized under specific topics and subtopics and then are presented to users for further discussion.

  ZDNet also has developed complementary proprietary systems and solutions to enhance traffic and advertising measurement functions.

Competition

  Competition among Internet content sites is intense and is expected to increase significantly in the future. The market for Internet content providers is rapidly evolving and barriers to entry are low, enabling newcomers to launch competitive sites at relatively low cost.

  ZDNet competes for advertisers, merchants, users and strategic partners with
(1) Web sites specializing in technology information, such as sites provided by cnet, CMP, IDG and Internet.com, (2) Internet portals, search sites and content aggregators, such as Excite, Infoseek, Lycos and Yahoo!, (3) general purpose online service providers, such as America Online and MSN, (4) general news sites, such as those provided by CNN and ABC, (5) browser/software companies offering information services, such as Microsoft and Netscape and (6) large general-interest sites. In addition, ZDNet competes with traditional media content businesses such as newspapers, magazines, radio and television. Additionally, certain ZDNet channels compete with Web sites focused on a particular corresponding content niche. For example, GameSpot competes with Web sites such as those provided by snowball.com and cnet Gamecenter, and ZDNet Downloads competes with several software download sites.

  Primary competitive factors in attracting users are quality, reliability, brand recognition and depth, breadth and presentation of content. Primary competitive factors in attracting advertisers are user demographics and volume, ability to deliver interactive and focused advertising and cost-effectiveness. ZDNet's success will depend on its ability to continue to provide comprehensive, engaging content to attract and maintain both users and advertisers.

Employees

  As of December 31,1999, ZDNet had 483 employees, including 247 in Web design and content development, 139 in sales, marketing, customer support and audience development, 84 in technical development and operations and 13 in administration, planning and finance. ZDNet also uses independent contractors and temporary employees. None of ZDNet's employees is represented by a labor union. ZDNet considers its relationship with its employees to be satisfactory.

NON-INTERNET SEGMENTS (EVENTS, PUBLISHING AND TELEVISION)

  Ziff-Davis is in the process of disposing of substantially all of its ZD businesses as part of a comprehensive restructuring described in its proxy statement dated February 7, 2000. Ziff-Davis has already completed the sale of ZD Market Intelligence, ZD Education, ZD Publishing (excluding Computer Shopper, Smart Planet, and an investment in Red Herring Communications) and its equity interest in ZDTV. In addition, Ziff-Davis announced on March 7, 2000 that it intends to recapitalize and spin off its ZD Events group to the holders of ZD common stock. See "--Recent Developments; Restructuring" above. The following discussion is limited to the ZD Businesses that have not already been sold.

Trade Shows and Conferences (ZD Events)

  ZD is a leading producer of trade shows, conferences and customized marketing and educational programs for the computer industry in the U.S. ZD produces the industry-wide COMDEX events, other segment-focused trade shows and conferences and customized events for specific clients. ZD produced over 50 trade shows and conferences in 1999.

  The COMDEX/Fall event, held in the fourth quarter of each year, has been held for 20 years and was ranked in 1999 as the number one trade show for all industries in the U.S. as measured by total revenue and number of attendees. In 1999, ZD estimates that approximately 2 million people attended its trade shows and conferences worldwide. In addition to COMDEX/Fall, held annually in Las Vegas, ZD produced 18 other COMDEX events in 13 countries that year.

  In 1999, ZD produced 11 segment-focused "NetWorld+Interop" and "Seybold Seminars" trade shows in 5 countries. The NetWorld+Interop trade shows focus on the networking/interconnectivity segment of the computer industry and the Seybold Seminars focus on technologies for publishing and graphic communications. ZD also produced the following segment-focused trade shows in 1999:

  .  WINDOWS WORLD, in conjunction with Microsoft Corporation,

  . Java SM Business Expo SM, sponsored by Sun Microsystems, Inc. and focusing on the full range of Java SM technology for information technology professionals,

  . Support Services Conference & Expo, focusing on technology for help desk and information technology support services,

  . Customer Relationship Management Conference and Expo for sales, marketing and customer service automation,

  .  IT for Wallstreet servicing the financial services industry,

  . Technology in Government Week bringing technology together with government agencies and

  . Linux Business Expo focusing on business application on the Linux operating system.

  ZD also produces customized conferences that are designed to meet the marketing needs of specific clients. For example, ZD produced the JavaOne conferences for Sun Microsystems, Inc., which are designed to introduce Java technology software to the developer community.

  Attendees at ZD's trade shows and conferences cover a wide range of participants from the computer industry, including manufacturers, distributors, dealers, retailers, as well as value-added and other resellers and large corporate end-users. Each event includes an extensive conference program, providing a forum to exchange information germane to the particular event's focus. In addition, each event has one or more "keynote" sessions with speakers drawn from computer industry leaders. ZD estimates that in 1999 over 8000 companies participated as exhibitors in its trade shows and conferences.

  The following table sets forth information relating to ZD's principal trade shows and conferences, including joint ventures, for 1999. Substantially all of ZD's international COMDEX events are joint ventures and substantially all NetWorld+Interop events are owned by ZD.

                                                  1999
                                  -------------------------------------
                                         Total Net            Estimated
                                  Launch  Square     Total      Total
                                   Year   Footage  Exhibitors Attendees
                                  ------ --------- ---------- ---------
EVENT
North America
COMDEX/Fall......................  1979   974,689    1,911     200,000
COMDEX/Spring, WINDOWS WORLD.....  1981   128,393      339      72,000
COMDEX/Canada incl. WINDOWS
 WORLD...........................  1992   107,396      271      56,000
COMDEX/PacRim....................  1995    35,584      144      32,424
COMDEX/Quebec....................  1996    28,900      117      18,000
COMDEX/Miami ....................  1996    44,700      243      15,000
NetWorld+Interop Las Vegas.......  1986   479,188      622      57,000
NetWorld+Interop Atlanta.........  1992   340,000      478      46,000
Seybold San Francisco
 Publishing......................  1986   142,980      266      36,000
Seybold Seminars Boston..........  1982    90,299      197      18,000
Support Services including CRM
 East............................  1991    65,200      177       5,250
Support Services including CRM
 West............................  1996    56,800      184       6,050
Technology in Government Week....  1991    54,600      276       8,704

                                                  1999
                                  -------------------------------------
                                         Total Net            Estimated
                                  Launch  Square     Total      Total
                                   Year   Footage  Exhibitors Attendees
                                  ------ --------- ---------- ---------
International
COMDEX/SUCESU-SP Brazil..........  1992   235,178     329      116,000
COMDEX & WINDOWS WORLD
 Mexico(1).......................  1993    43,305     125       30,000
COMDEX/INFOCOM & WINDOWS WORLD
 Argentina.......................  1997    59,279     177       30,000
COMDEX IT France.................  1997   114,778     540       52,000
COMDEX/Japan & Object World
 Tokyo(2)........................  1996    90,000     130       75,000
COMDEX/China.....................  1996    46,825     115       60,000
COMDEX/Korea.....................  1997    47,858      98       50,000
COMDEX/IT INDIA..................  1996    53,000     250       85,000
NetWorld+Interop Paris...........  1992   199,306     450       48,000
NetWorld+Interop Tokyo(2)........  1993   173,200     300      122,000

--------
(1) These international COMDEX events are wholly owned by ZD.
(2) Trade shows in Japan are owned by Softbank and managed by ZD.

 Sources of Trade Show and Conference Revenue

  Exhibitor space fees accounted for 61% of ZD's total trade show and conference revenue for 1999. ZD believes most trade show producers receive virtually all of their revenue from the sale of exhibitor space fees. ZD has actively sought to increase its revenue from other sources, including attendee fees, which accounted for 19% of all trade show and conference revenue in 1999.

  All exhibitors pay the same price per square foot of booth space, regardless of the exhibit hall selected or the location or size of the booth. Typically, a majority of exhibitors at each trade show commit to booth space for the next year's show. ZD encourages this commitment through a prioritized booth selection procedure based upon seniority. Annual renewal is required for exhibitors to maintain their seniority. Exhibitors pay for space in two or three installments, the last of which is usually due six months prior to the upcoming event.

  Conference fees accounted for 19% of ZD's trade show and conference revenue for 1999, primarily from NetWorld+lnterop and Seybold Seminars events. Most COMDEX attendees are invited guests of exhibitors who receive complimentary admission tickets from ZD for their customers and key prospects. This helps exhibitors ensure that their best customers and prospects will attend.

  Advertising revenue from ZD's trade shows and conferences is derived principally from five products:

  .  a daily newspaper distributed during the show,

  .  the Program Exhibits Guide,

  . the Preview, a newspaper distributed to pre-registrants and certain prior year attendees before the show,

  .  advertising billboards and banners and

  . exhibitor logo products that are sold to exhibitors to increase booth traffic and name recognition.

  ZD also maintains a continuously updated database containing the names and certain demographic information on its attendees. This database is rented to direct mail users on a fee-per-use basis.

 COMDEX

  COMDEX trade shows cover a broad range of new technologies at every stage from their development and introduction to commercial maturity. Many of the most significant computer product launches over the past 20 years occurred at COMDEX, including the launch of the IBM PC, Lotus 1-2-3, Windows 3.1 and DVD.

  COMDEX/Fall is a five-day trade show held annually in November in Las Vegas. In 1999, COMDEX/Fall had approximately 1,900 exhibiting companies occupying over 974,000 net square feet of exhibit space and 200,000 attendees. COMDEX/Spring, which was launched in 1981, is a smaller version of the fall event. In 1999, it was held in Chicago and had approximately 340 exhibiting companies and over 72,000 attendees. For the last nine years, ZD, in cooperation with Microsoft Corporation, has produced a WINDOWS WORLD trade show concurrently with COMDEX/Spring.

  In 1993, ZD began launching additional COMDEX events in order to capitalize on the international recognition of the COMDEX brand name. In 1999, other COMDEX events were held in Miami, Toronto, Vancouver, Montreal, Mexico City, Monterrey (Mexico), Buenos Aires, Sao Paulo, Rio de Janeiro, Sydney, Tel Aviv, Paris, Tokyo, Seoul, New Delhi, Beijing, Singapore and Cairo.

 NetWorld+Interop

  NetWorld+Interop is the largest of ZD's segment-focused trade shows and is the leading show for professionals in the rapidly growing field of computer networking. NetWorld+Interop places strong emphasis on the quality of its conference programs and has become a leading educational forum for the Internet and enterprise computing communities. The largest NetWorld+Interop event is held annually in May in Las Vegas. Each NetWorld+Interop trade show features InteropNet, a live, multi-platform network that interconnects exhibitors to one another and to the Internet. In 1999, the NetWorld+Interop Las Vegas event had approximately 620 exhibiting companies occupying over 479,000 net square feet of exhibit space and 57,000 attendees. The NetWorld+Interop Atlanta event, held in October each year, is only slightly smaller in all categories. In 1999, NetWorld+Interop events were held in Las Vegas, Atlanta, Singapore, Tokyo, Toronto, Paris and Sydney.

 Seybold Seminars

  ZD's Seybold Seminars are also segment-focused trade shows, providing information and education for traditional and new media publishing industries. These shows focus on the latest technologies and products, design tools and desktop applications. The largest of the Seybold Seminars series is held annually each Fall in San Francisco. In 1999, this Seybold Seminars show had approximately 265 exhibiting companies occupying over 142,000 net square feet of exhibit space and 36,000 attendees. Other Seybold Seminars events were held in Boston, Miami and Tokyo.

Computer Shopper

  On April 5, 2000, Ziff-Davis completed the sale of ZD Publishing to Ziff Davis Media, a company controlled by Willis Stein & Partners. Ziff Davis Media is not affiliated with Ziff-Davis. See "Item I--Business --Recent Developments; Restructuring" and "--Internet Segment (ZDNet) --Relationship with Ziff Davis Media" above. This sale did not include, among other things, Computer Shopper.

  Computer Shopper is a U.S. publication focused on sophisticated business buyers. It provides authoritative, independent guidance which Ziff-Davis believes is generally considered to be the primary product resource within its market segment. Specifically, Computer Shopper provides buying advice, product evaluations and technology coverage, including availability, pricing, specifications and configurations of thousands of computer products. During the last six months of 1999, Computer Shopper had average per issue newsstand sales of 203,360 (the largest per issue newsstand sales of any computer publication).

 Sources of Computer Shopper Revenue

  Computer Shopper is a paid-circulation magazine, meaning that it generates revenue from newsstand sales, subscriptions and advertising.

  Advertising Sales. Ziff-Davis seeks to assist its advertisers in maximizing the return on their marketing investment. Advertising sales accounted for 84.7% of Ziff-Davis revenues attributable to Computer Shopper for the year ended December 31, 1999. In that same year, Computer Shopper's top 20 advertisers accounted for approximately 58.1% of its advertising revenues. The Ziff-Davis' sales force uses market research tools to inform clients about overall industry trends. Ziff-Davis' sales staff provides customer service, research, promotional support and value-added programs for its advertisers.

  Circulation. Ziff-Davis strives to increase the readership of Computer Shopper by building relationships with distributors, retailers and subscribers. Revenue from circulation of Computer Shopper accounted for 13.9% of Ziff-Davis' total Computer Shopper revenue in 1999. This was composed of subscription sales (5.9% in 1999) and newsstand sales (8.0% in 1999). During the last six months of 1999, Computer Shopper had an average paid circulation of 510,244.

  Ziff-Davis' Computer Shopper newsstand strategy focuses on developing strong relationships with key distributors and large retail accounts. For example, Ziff-Davis has preferred distribution arrangements with large retailers including WalMart, Staples and Barnes & Noble. These arrangements, which are terminable at will without notice, include prominent magazine displays to strengthen Computer Shopper's brand identity.

  Ziff-Davis' subscription strategy is to maintain a highly focused readership and increase subscriber loyalty and renewal rates. This strategy provides Ziff-Davis advertisers with access to a precisely focused target audience.

 Services Agreement

  Under the terms of a Services Agreement entered into at the time of the sale of ZD Publishing to Ziff Davis Media, Ziff Davis Media will, for a period of up to three years, provide Ziff-Davis, at cost, with circulation, production, distribution and other services for Computer Shopper.

Other Assets Held by ZD

  ZD also owns:

    . Smart Planet Inc., a relatively new online consumer education business which it retained when it sold the rest of ZD Education in the first quarter of 2000 and

    .   a minority interest in Red Herring Communications, a public company.

Competition

  Computer Shopper competes with a wide range of companies. The magazine publishing business is highly competitive. Computer Shopper faces broad competition from other technology publishers and from other media companies such as business, news and general interest magazines. Computer and technology publishers that directly compete with Computer Shopper in the U.S. include IDG, CMP and Imagine Media. A publishing company's success depends upon a number of factors, such as editorial quality, product positioning and price. Competitive factors for advertising sales include quality of readership, circulation, reader response and advertising rates.

  ZD Events competes primarily with several significant trade show management companies. These include Miller Freeman, Penton Media and IDG. Competitive factors in this business include quality of conference content, organizational efficiency and quality and number of exhibitors and attendees.

Employees

  As of December 31, 1999, Ziff-Davis had a total of 3,397 employees. Of these employees, 853 were engaged in U.S. magazine publishing activities, 356 in international publishing activities, 535 in trade shows and conferences, 453 in education activities, 483 in Internet activities, 330 in television and 387 in central services. None of Ziff-Davis' U.S. employees is represented by a labor union. ZD considers its relationships with its employees to be satisfactory.

  Ziff-Davis estimates that, after giving effect to the completed and planned dispositions, it will retain approximately 95 ZD employees to work with the ZDNet employees at the newly named ZDNet Inc.

TRADEMARKS

  Ziff-Davis has developed strong brand awareness for its products and services. Accordingly, Ziff-Davis considers its trademarks, copyrights, trade secrets and similar intellectual property as critical to its success and relies on trademark, copyright and trade secrets laws, as well as licensing and confidentiality agreements, to protect its intellectual property rights. Ziff-Davis generally registers its material trademarks in the U.S. and in certain other key countries in which these trademarks are used. Effective trademark, copyright and trade secret protection may not be available in every country where Ziff-Davis publications and services are available.

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

ITEM 2. PROPERTIES

  Ziff-Davis relocated its headquarters from One Park Avenue, New York, NY to 28 East 28th Street, New York, NY during the first quarter of 1999. As of December 31, 1999, it leased approximately 400,000 square feet at that location, maintained other principal offices in the Boston, Chicago, Los Angeles, Miami, San Francisco and Seattle metropolitan areas and had over 50 editorial, production and sales offices and computer labs in many other cities in the U.S. and around the world.

  After giving effect to the completed and planned dispositions, Ziff-Davis expects that it will continue to lease approximately 49,140 square feet at the New York City headquarters and to maintain other principal offices in the Boston, Chicago, Los Angeles, Miami, San Francisco and Seattle metropolitan areas.

  Neither Ziff-Davis nor any of its subsidiaries own real property that is material to its business. Ziff-Davis leases all but one of its offices from third parties. Ziff-Davis believes that its properties, taken as a whole, are in good operating condition and are suitable and adequate for its current operations, and that suitable additional or alternative space, including space available under lease options, will be available at commercially reasonable terms for future expansion.

ITEM 3. LEGAL PROCEEDINGS

  For information required under Item 3, see Note 18 to the consolidated financial statements of Ziff-Davis Inc. included in the Appendix to this Form 10-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  Not applicable.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  The ZD stock and ZDNet stock of Ziff-Davis are traded on the New York Stock Exchange under the trading symbols "ZD" and "ZDZ", respectively. As of March 31, 2000, there were 104,092,731 shares of ZD stock outstanding held by 341 stockholders of record and 15,065,844 shares of ZDNet stock outstanding held by 141 stockholders of record.

  The high and low sales prices of ZD stock, as reported on NYSE Composite Tape, for 1998 and 1999 are shown below.

      1998                                                         High   Low
      ----                                                        ------ ------
      Second Quarter (from April 29)............................. $19.00 $12.81
      Third Quarter..............................................  16.38   5.38
      Fourth Quarter.............................................  23.94   3.63


      1999                                                         High   Low
      ----                                                        ------ ------
      First Quarter.............................................. $29.00 $15.81
      Second Quarter.............................................  25.31  11.00
      Third Quarter..............................................  19.13  13.75
      Fourth Quarter.............................................  19.50  14.31


  The high and low sales price of ZDNet stock, as reported on NYSE Composite
Tape, for 1999 are shown below.
      1999                                                         High   Low
      ----                                                        ------ ------
      First Quarter (March 31 only).............................. $40.00 $29.00
      Second Quarter.............................................  55.50  16.63
      Third Quarter..............................................  26.63  13.38
      Fourth Quarter.............................................  25.69  18.00


Dividends

  Ziff-Davis has never declared or paid dividends on either its ZD stock or its ZDNet stock. However, Ziff-Davis currently plans to pay a special cash dividend and spin off ZD Events, as further described under "Part I--Item 1. Business-- Recent Developments; Restructuring" above.


Recent Sales of Unregistered Securities

  Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

  For information required under Item 6, see the Appendix to this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  For information required under Item 7, see the Appendix to this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  For information required under Item 7A, see "Ziff-Davis Inc.--Management's Discussion and Analysis of Financial Condition and Results of Operations-- Interest Rate Swaps" in the Appendix to this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  For information required under Item 8, see the Appendix to this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Name                   Age Position
  ----                   --- --------
Eric Hippeau............  48 Chairman, Chief Executive Officer, Director
Jason E. Chudnofsky.....  56 President, Chief Executive Officer, ZD Events, Director
Daniel L. Rosensweig....  39 President, Chief Executive Officer, ZDNet, Director
Barry D. Briggs.........  44 Executive Vice President, ZDNet
Massimo De Nadai........  44 Vice President, Business Operations, ZDNet
Daniel B. Farber........  49 Vice President, Editor in Chief, ZDNet
J. Malcolm Morris.......  57 Senior Vice President, General Counsel
Mark D. Moyer...........  40 Vice President and Controller
Alan Phillips...........  42 Vice President, Internet Operations and Technology, ZDNet
Robert C. Smahl.........  37 Vice President, Audience Development, ZDNet
Thomas L. Wright........  41 Vice President, Treasurer
Masayoshi Son...........  41 Director
Ronald D. Fisher........  52 Director
Jonathan D. Lazarus.....  49 Director
Jerry Yang..............  31 Director

Biographies Of Directors

  Set forth below is the biography of each of the Class I, Class II and Class III directors, all of whom have been a director of Ziff-Davis Inc. since our initial public offering in April 1998 except for Daniel L. Rosensweig, who was elected by the Class III directors on February 10, 1999 to fill the vacancy created by the resignation of Claude P. Sheer as director on January 31, 1999.

 Class I Directors--Term Expires in 2002

  Jason E. Chudnofsky. Jason E. Chudnofsky has been President of ZD Events since October 1997. He has been a director of Ziff-Davis Inc. since 1998 and his current term will expire in 2002. From 1988 to 1997, Mr. Chudnofsky was President of the Trade Show Division of The Interface Group which was renamed SOFTBANK COMDEX when that division was acquired by Softbank in 1995. In addition, Mr. Chudnofsky served as President and Chief Executive Officer of the Sands Expo and Convention Center Division from 1990 to 1995. Mr. Chudnofsky has over 15 years of experience in the exposition, trade show and conference industry.

  Ronald D. Fisher. Ronald D. Fisher has been the Vice Chairman of SOFTBANK Holdings Inc. ("SOFTBANK Holdings") since 1995 and the Vice Chairman of SOFTBANK America Inc. ("SOFTBANK America") since 1998. Mr. Fisher has been a director of Ziff-Davis Inc. since 1998 and his current term will expire in 2002. From 1990 to 1995, Mr. Fisher was the Chief Executive Officer of Phoenix Technologies Ltd., a leading developer and marketer of system software products for personal computers. From 1984 through 1989, Mr. Fisher was the President of Interactive Systems Corporation. His prior experience also includes senior management positions at Visicorp, TRW and ICL (USA). In addition to being a Board member of SOFTBANK Corp., Mr. Fisher serves on the board of directors of INSWEB Corporation.

  Jonathan D. Lazarus. Jonathan D. Lazarus has been a director of Ziff-Davis Inc. since 1998 and his current term will expire in 2002. Mr. Lazarus was with Microsoft Corporation from 1985 through 1996, in a series of executive positions serving most recently as Vice President, Strategic Relations. Mr. Lazarus serves on the board of directors of HomeGrocer.com, Liquid Audio, NetGravity and Vision Solutions. Mr. Lazarus has served as an advisor to Microsoft Corporation, the Universal Studios New Media Group and ZDTV.

 Class II Directors--Term Expires in 2000

  Jerry Yang. Jerry Yang has been a director of Ziff-Davis Inc. since 1998 and his current term expires in 2000. Mr. Yang co-founded Yahoo! Inc. in 1995 and has served as an officer and a member of the board of directors of Yahoo! Inc. since March 1995. Mr. Yang co-developed Yahoo! Inc. in 1994 while he was working towards his Ph.D. in electrical engineering at Stanford University.

 Class III Directors--Term Expires in 2001

  Eric Hippeau. Eric Hippeau has been Chairman and Chief Executive Officer of Ziff-Davis Inc. since 1998 and of ZD Inc. since 1993. On or before the merger, which is part of our restructuring, Mr. Hippeau will resign as Chief Executive Officer, but is expected to remain as a non-executive Chairman of Ziff-Davis Inc. Mr. Hippeau has been a director of Ziff-Davis Inc. since 1998 and his current term will expire in 2001. He joined ZD Inc. in 1989 as Publisher of PC Magazine, was named Executive Vice President of ZD Inc. in 1990, and President and Chief Operating Officer in February 1991. Prior to joining ZD Inc., Mr. Hippeau held a number of positions with IDG, including Vice President of computer publications in Latin America and Publisher of IDG's InfoWorld magazine. Mr. Hippeau is currently a Director of Global Crossing Ltd., Asia Global Crossing Ltd., Odimo.com, Electron Economy, Yahoo! Inc. and Starwood Hotels and Resorts Worldwide, Inc. Mr. Hippeau is also President and Executive Managing Director of Softbank International Ventures.

  Daniel L. Rosensweig. Daniel L. Rosensweig has been President and Chief Executive Officer of ZDNet since January 1999 and President of ZDNet since 1997. From 1996 to 1997, Mr. Rosensweig served as Executive Vice President of ZD Inc.'s Internet Publishing Group. Mr. Rosensweig has been a director of Ziff-Davis Inc. since February 1999 and his current term will expire in 2001. From 1995 to 1996, Mr. Rosensweig was Vice President and Publisher of PC Magazine, and, from 1994 to 1995, was Publisher of PC Magazine. Since joining ZD Inc. in 1983, Mr. Rosensweig has also held a number of positions, including Associate Publisher positions at PC Magazine, Computer Shopper and PC Sources. In addition, Mr. Rosensweig currently is a director of Deja News, Inc.

  Masayoshi Son. Masayoshi Son has been President and Chief Executive Officer of SOFTBANK Corp. since 1981. Mr. Son has been a director of Ziff-Davis Inc. since 1998 and his current term will expire in 2001. Mr. Son has been President and Chief Executive Officer of Mediabank Corporation since 1994 and GeoCities Japan Corporation since 1997 and was President and Chief Executive Officer of Japan Sky Broadcasting Co. Ltd. from 1996 to 1998 and SOFTBANK Networks Corporation from 1997 to 1998. In addition, Mr. Son currently serves as a Director of PASONABANK Inc., Yahoo! Japan Corporation and E*Trade Group, Inc. and is a Representative Director of Cisco Systems Inc.

Biographies of Executive Officers

  Set forth below is the biography of each of our current executive officers each of whom has been an executive officer of Ziff-Davis Inc. since our initial public offering in April 1998 unless otherwise noted.

  Barry D. Briggs. Barry D. Briggs has been Executive Vice President of ZDNet since 1999. From 1997 to 1999 he was Vice President, Advertising Sales and Marketing of ZDNet. During his six years with Ziff-Davis Inc. he has served as Network Director of Corporate Sales, Associate Publisher of ComputerLife, and Publisher of FamilyPC. Prior to joining Ziff-Davis Inc., Mr. Briggs held a number of positions at Time Warner Inc., including Director of Marketing and Sales Development at Sports Illustrated, National Sales Manager for Time Magazine and Eastern Regional Director for all Time Inc.

  Massimo De Nadai. Massimo De Nadai has been Vice President, Business Operations of ZDNet since February 1999, having served as Director, Business Operations since November 1998 and is responsible for managing finance, administration, customer service and paid-content services. Mr. De Nadai has been associated with ZDNet since December 1991, holding a variety of positions in business management, business development and planning. Prior to joining ZDNet, Mr. De Nadai held positions in technical development, product management and general management at Cullinet Database Systems, which developed and marketed database management systems, development tools and packaged applications, Strategic Information, a former division of Ziff-Davis Inc., which developed packaged database management solutions for selected vertical markets, and Monchik-Weber Investment Systems, which developed, maintained and installed systems for brokerage and investment management organizations.

  Daniel B. Farber. Daniel B. Farber has been Vice President, Editor in Chief of ZDNet since 1996. During his ten years with Ziff-Davis Inc., Mr. Farber has also served as Vice President, Editor in Chief of PC Week and MacWeek. Prior to joining Ziff-Davis Inc., Mr. Farber held a number of editorial positions at IDG publications, including PC World and MacWorld.

  J. Malcolm Morris. J. Malcolm Morris has been Senior Vice President, General Counsel of Ziff-Davis Inc. since 1998, having previously served as Vice President, General Counsel of ZD Inc. since 1990. Mr. Morris joined ZD Inc. in 1980 as Assistant General Counsel. Prior to joining ZD Inc., Mr. Morris was engaged in the practice of law at the New York firm of Cleary, Gottlieb, Steen & Hamilton.

  Mark D. Moyer. Mark D. Moyer has been Vice President and Controller of Ziff-Davis Inc. since 1998 and of ZD Inc. since 1995. From 1990 to 1995, Mr. Moyer served in various financial management positions at both the divisional and corporate levels of the ITT Corporation. From 1984 to 1990, Mr. Moyer served in various finance management positions at both the divisional and corporate levels of Amax Inc. From 1981 to 1984, Mr. Moyer was employed by Arthur Young & Company, predecessor firm to Ernst & Young LLP.

  Alan Phillips. Alan Phillips has been Vice President, Internet Operations and Technology of ZDNet since January 1998, having previously served as ZDNet's Director of Internet Operations and Technology since 1995. Prior to joining Ziff-Davis Inc., Mr. Phillips was President and CEO of Instant Information, Inc., a leading provider of enhanced fax services from 1990 to 1994. Prior to 1990, Mr. Phillips held several executive positions at Information Marketing Businesses, Inc., now owned by Simplex, which develops and markets labor management software, Tekscan, Inc., which develops, manufactures and markets proprietary sensor technology, and Data Resources, Inc., a McGraw-Hill company, which focuses on consulting and forecasting industry economic indices.

  Robert C. Smahl. Robert C. Smahl has been Vice President, Audience Development of ZDNet since September 1997. Prior to joining ZDNet, Mr. Smahl served as General Manager of Windows NT Intranet Solutions at ZD Expos where he worked in various roles from 1993 to 1997. From 1985 to 1993, Mr. Smahl held a variety of positions within the circulation department of ZD Publishing.

  Thomas L. Wright. Thomas L. Wright has been Treasurer of Ziff-Davis Inc. since 1998 and of ZD Inc. since 1995. Mr. Wright has been Vice President and Treasurer of SOFTBANK Holdings Inc. since 1996. Prior to joining ZD Inc.,
Mr. Wright held various positions from 1986 to 1995 at Reliance Group Holdings, Inc., most recently as Vice President and Assistant Treasurer.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934 requires Ziff-Davis Inc.'s officers and directors, and persons who own more than ten percent of a registered class of Ziff-Davis Inc.'s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and the New York Stock Exchange. Officers, directors and greater than ten percent beneficial owners are required by SEC regulation to furnish Ziff-Davis Inc. with copies of all Section 16(a) forms they file.

  Based on its review of the copies of such reports received by it, or written representations from certain reporting persons that no other reports were required for those persons, Ziff-Davis Inc. believes that during fiscal 1999, all of its officers, directors and greater than ten percent beneficial owners complied with those filing requirements applicable to them.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

  The table below sets forth the compensation paid to, deferred or accrued for the benefit of, our Chief Executive Officer, each of the four other most highly compensated executive officers and two additional highly compensated officers of Ziff-Davis for services rendered in all capacities to Ziff-Davis during the last three fiscal years.

                                                       Long-Term
                            Annual Compensation       Compensation
                          --------------------------- ------------
                                                       Securities
                                                       Underlying
   Name and Principal                                   Options            All Other
        Position          Year    Salary($) Bonus($)     (#)(1)        Compensation($)(2)
   ------------------     ----    --------- --------- ------------     ------------------
Eric Hippeau............  1999      900,000         0    300,000(3a)       1,161,689(4)
Chairman and Chief
 Executive Officer        1998    1,050,000         0  1,665,032(3b)          17,566
                          1997    1,350,000    14,063     31,000              17,566
Jason E. Chudnofsky.....  1999      800,000    91,200     45,000(5a)          28,720
President and Chief
 Executive Officer,       1998      800,000   288,493    378,395(5b)          95,023
ZD Events                 1997      800,000   300,000     10,000              28,269
Michael S. Perlis (13)..  1999      650,000   300,000    100,000(6a)          20,759
President and Chief
 Executive Officer,       1998       93,750         0    328,750(6b)             130
ZD Publishing             1997(7)       --        --         --                  --
Timothy C. O'Brien
 (13)...................  1999      490,000   191,798     70,000(8a)         221,961(9)
Chief Financial Officer   1998      485,833   136,163    312,988(8b)          42,892
                          1997      462,500   305,850      7,700              36,806
Terri S. Holbrooke
 (13)...................  1999      457,450   163,099     70,000(10a)         18,425
President, ZD Corporate
 Operations               1998      430,000   137,993    193,410(10b)         14,018
                          1997      380,000   143,993      5,000               6,868
James J. Spanfeller, Jr.
 (13)...................  1999      355,000 1,217,984     45,000(11a)         17,227
Executive Vice
 President,               1998      316,250   171,244     84,458(11b)         17,218
ZD Publishing             1997      272,500    99,484      1,650              13,335
Jack Dolce (13).........  1999      350,000   515,377     64,701(12a)         24,563
Executive Vice
 President,               1998      300,000   269,833     68,250(12b)         21,342
ZD Publishing             1997      300,000   289,224      2,000              11,066

--------
(1) The options granted in 1997 are options to purchase common stock of SOFTBANK Corp. under the SOFTBANK Group Executive Stock Option Plans (the "Softbank Options"). The options listed for 1998 include the Softbank Options granted in 1996 and 1997 which were repriced in 1998 to (Yen)4,000 (the "Repriced Softbank Options"). No additional Softbank Options were granted in 1998 to any of the persons named in the table above.
(2) All Other Compensation for 1999 reflects contributions to Ziff-Davis' defined contribution plan, group term life insurance and reimbursement of certain medical expenses and housing costs.
(3)(a) Includes options to purchase 160,000 shares of ZD stock and options to purchase 140,000 shares of ZDNet stock.
   (b) Includes options to purchase 860,000 shares of ZD stock, options to purchase 560,000 shares of ZDNet stock and 245,032 Repriced Softbank Options (including the 31,000 granted in 1997).
(4) Includes $1,135,160 paid to Mr. Hippeau in connection with grants made under the ZDTV, L.L.C. Profits Interest Plan.
(5)(a) Includes options to purchase 27,000 shares of ZD stock and options to purchase 18,000 shares of ZDNet stock.
   (b) Includes options to purchase 300,000 shares of ZD stock, options to purchase 52,500 shares of ZDNet stock and 25,895 Repriced Softbank Options (including the 10,000 granted in 1997).
(6)(a) Includes options to purchase 60,000 shares of ZD stock and options to purchase 40,000 shares of ZDNet stock.
   (b) Includes options to purchase 250,000 shares of ZD stock and options to purchase 78,750 shares of ZDNet stock.
(7) Mr. Perlis was not an employee of Ziff-Davis in 1997.
(8)(a) Includes options to purchase 42,000 shares of ZD stock and options to purchase 28,000 shares of ZDNet stock.
   (b) Includes options to purchase 150,000 shares of ZD stock, options to purchase 140,000 shares of ZDNet stock and 22,988 Repriced Softbank Options (including the 7,700 granted in 1997).
(9) Includes $174,640 paid to Mr. O'Brien in connection with grants made under the ZDTV, L.L.C. Profits Interest Plan.
(10)(a) Includes options to purchase 42,000 shares of ZD stock and options to purchase 28,000 shares of ZDNet stock.
(10)(b) Includes options to purchase 135,000 shares of ZD stock, options to purchase 52,500 shares of ZDNet stock and 5,910 Repriced Softbank Options (including the 5,000 granted in 1997).

(11)(a) Includes options to purchase 27,000 shares of ZD stock and options to purchase 18,000 shares of ZDNet stock.
(11)(b) Includes options to purchase 50,000 shares of ZD stock, options to purchase 29,750 shares of ZDNet stock and 4,708 Repriced Softbank Options (including the 1,650 granted in 1997).
(12)(a) Includes options to purchase 42,701 shares of ZD stock (including 1,200 Softbank Options that were converted into 4,701 ZD options in
         1999) and options to purchase 22,000 shares of ZDNet stock.
(12)(b) Includes options to purchase 40,000 shares of ZD stock, options to purchase 26,250 shares of ZDNet stock and 2,000 Repriced Softbank Options.
(13) No longer employed by Ziff-Davis Inc.

Option Grants and Exercises in 1999

  The following two tables summarize stock option grants to, and exercises by, each of the persons named in the Summary Compensation Table during 1999 and the value of the options held by them as of December 31, 1999.

                             Option Grants in 1999

                                                                             Potential Realized
                                     Percent of                               Value at Assumed
                                       Total                                Annual Rates of Stock
                          Number of   Options                              Price Appreciation for
                          Securities Granted to Exercise                         Option Term
                          Underlying Employees  or Base                    -----------------------
   Name and Principal       Option   in Fiscal   Price
        Position          Granted(#)  Year(%)    ($/Sh)   Expiration Date     5%($)      10%($)
   ------------------     ---------- ---------- -------- ----------------- ----------- -----------
Eric C. Hippeau.........  160,000(1)    3.55    15.8750     April 20, 2009   1,597,392   4,048,106
Chairman and Chief         40,000(2)    0.61    31.0625     April 20, 2009     781,402   1,980,225
 Executive                100,000(2)    1.53      20.00  December 17, 2009   1,257,789   3,187,485
 Officer                  200,000(3)    8.10       0.35(4)October 25, 2009      44,023     111,562
Jason Chudnofsky........   27,000(1)    0.60    15.8750     April 20, 2009     269,560     683,118
President and Chief        18,000(2)    0.28    31.0625     April 20, 2009     351,631     891,101
 Executive
 Officer, ZD Events
Michael S. Perlis (6)...   60,000(1)    1.33    15.8750     April 20, 2009     599,022   1,518,040
President and Chief        40,000(2)    0.61    31.0625     April 20, 2009     781,402   1,980,225
 Executive
 Officer, ZD Publishing
Timothy C. O'Brien (6)..   42,000(1)    0.93    15.8750     April 20, 2009     419,315   1,062,628
Chief Financial Officer    28,000(2)    0.43    31.0625     April 20, 2009     546,981   1,386,158
Terri S. Holbrooke (6)..   42,000(1)    0.93    15.8750     April 20, 2009     419,315   1,062,628
President, ZD Corporate    28,000(2)    0.43    31.0625     April 20, 2009     546,981   1,386,158
 Operations                25,000(3)    1.01       0.35(4)October 25, 2009       5,503      13,945
James J. Spanfeller Jr.    27,000(1)    0.60    15.8750     April 20, 2009     269,560     683,118
 (6)....................
Executive Vice             18,000(2)    0.28    31.0625     April 20, 2009     351,631     891,101
 President, ZD
 Publishing
Jack Dolce (6)..........   33,000(1)    0.73    15.8750     April 20, 2009     329,462     834,922
Executive Vice              5,000(1)    0.11    15.7500      June 30, 2000       3,938       7,875
 President, ZD
 Publishing
                           22,000(2)    0.34    31.0625     April 20, 2009     429,771   1,089,124
                            4,701(5)    0.10     8.8939  February 28, 2006      17,021      39,666

--------
(1) Represents options to purchase shares of ZD stock.
(2) Represents options to purchase shares of ZDNet stock.
(3) Represents options to purchase shares of common stock of Smart Planet Inc.
(4) The exercise price represents the fair value of one share of common stock of Smart Planet at the time of granting of the options, based on a third party valuation of Smart Planet.
(5) Represents options to purchase shares of ZD stock, which were granted in exchange for cancelled Softbank options.
(6) No longer employed by Ziff-Davis Inc.

     Aggregated Option Exercises in 1999 and Fiscal Year-End Option Values

                                                         Number of Securities                    Value of Unexercised
                                                        Underlying Unexercised                  In-The-Money Options at
                                          Value     Options at Fiscal Year-End (#)                Fiscal Year-End($)
                             Shares    ------------ ------------------------------             -------------------------
   Name and Principal     Acquired On
        Position          Exercise (#) Realized ($)  Exercisable          Unexercisable        Exercisable Unexercisable
   ------------------     ------------ ------------ ---------------      ----------------      ----------- -------------
Eric Hippeau............        --            --              150,500(1)            869,500(1)  1,476,781     6,961,969
Chairman and Chief
 Executive Officer              --            --              140,000(2)            560,000(2)  2,339,400     7,118,200
                             65,000(4)  5,574,275              12,068(3)            167,964(3) 11,081,562   154,234,623
                                --            --                  --                200,000(5)        --            --
Jason E. Chudnofsky.....        --            --               90,000(1)            237,000(1)    883,125     2,060,625
President and Chief
 Executive Officer,             --            --               13,125(2)             57,375(2)    219,319       657,956
 ZD Events                   14,000(4)  6,225,402                 537(3)             11,358(3)    493,106    10,429,597
Michael S. Perlis (8)...     35,000(6)    321,562              15,000(1)            260,000(1)    139,668     1,932,500
President and Chief
 Executive Officer,          11,000(7)    189,997               8,687(2)             99,063(2)    145,168       986,934
 ZD Publishing                  --            --                  --                    --            --            --
Timothy C. O'Brien (8)..        --            --               52,500(1)            139,500(1)    515,156       956,718
Chief Financial Officer         --            --               35,000(2)            133,000(2)    584,850     1,754,550
                              5,000(4)  1,204,312               6,603(3)             11,386(3)  6,063,271    10,455,308
Terri S. Holbrooke (8)..        --            --               47,250(1)            129,750(1)    463,641       861,047
President ZD Corporate          --            --               13,125(2)             67,375(2)    219,319       657,956
Operations
                              1,000(4)     94,335                 182(3)              3,403(3)    167,123     3,124,839
                                --            --                  --                 25,000(5)        --            --
James J. Spanfeller Jr.         --            --               17,500(1)             59,500(1)    171,719       318,906
 (8)....................
Executive Vice                  --            --                7,437(2)             40,313(2)    124,280       372,842
 President,
 ZD Publishing                2,366(4)     93,076                 --                  2,342(3)        --      2,150,585
Jack Dolce (8)..........        --            --               14,000(1)             68,701(1)    137,375       287,961
Executive Vice                  --            --                6,562(2)             41,688(2)    109,658       328,978
 President,
 ZD Publishing                  800(4)     31,448                 --                    --            --            --

--------
(1) Represents options to purchase shares of ZD stock.
(2) Represents options to purchase shares of ZDNet stock.
(3) Represents Repriced Softbank Options.
(4) Represents shares of SOFTBANK Corp.
(5) Represents options to purchase shares of common stock of Smart Planet Inc.
(6) Represents shares of ZD stock.
(7) Represents shares of ZDNet stock.
(8) No longer employed by Ziff-Davis Inc.

Composition of the Board of Directors

  The board of directors currently consists of seven members. Mr. Chudnofsky will resign from the board of directors upon the closing of the spinoff of ZD Events. The board of directors intends to nominate for election two additional "independent directors" within the meaning of the regulations of the NYSE. The board of directors is divided into three classes each of whose members serves for a staggered three-year term. Upon the expiration of the term of a class of directors, directors in such class are elected for three-year terms at the annual meeting of stockholders in the year in which such term expires.

Committees of the Board of Directors; Compensation Committee Interlocks and Insider Participation

  The board of directors currently has two committees: an audit committee and a compensation committee. The audit committee currently consists of Messrs. Lazarus and Yang. The compensation committee currently consists of Messrs. Fisher, Lazarus and Yang.

  Our audit committee reviews and recommends to the board of directors, as it deems necessary, our internal accounting and financial control and the accounting principles and auditing practices and procedures to be employed in preparation and review of our financial statements. Our audit committee makes recommendations to the board of directors concerning the engagement of independent public accountants and the scope of the audit to be undertaken by such accountants. PricewaterhouseCoopers LLP presently serves as our independent accountants.

  Our compensation committee reviews and, as it deems appropriate, recommends to the board of directors policies, practices and procedures relating to the compensation of the officers and other managerial employees and the establishment and administration of employee benefit plans. The compensation committee also advises and consults with the officers of Ziff-Davis Inc. as may be requested regarding managerial personnel policies. The compensation committee will have such additional powers and be granted additional authority as may be conferred upon it from time to time by the board of directors.

  Each of Messrs. Fisher, Lazarus and Yang is independent of management. Mr. Fisher is the Vice Chairman of SOFTBANK America Inc., our majority stockholder, and Mr. Yang is a co-founder and Chief Yahoo of Yahoo! Inc. Mr. Hippeau, our chairman and chief executive officer, is a director and serves on the compensation committee of Yahoo! During 1998 and 1999, we incurred approximately $0.3 million in advertising expenses with Yahoo! Inc.

Compensation of Directors

  Directors who are not employees of Ziff-Davis, SOFTBANK Corp., SOFTBANK Holdings Inc. or SOFTBANK America Inc. will receive an annual retainer of $25,000 for board of directors service, will receive a fee of $2,000 for each meeting of the board of directors or any committee thereof attended and will automatically participate in the Non-Employee Directors' Plan. For more information on the Non-Employee Directors' Plan, see "Proposals 2 and 3-- Amendments to Benefit Plans--Proposal 3--Amendments to Non-Employee Directors' Plan" in the Ziff-Davis proxy statement dated February 7, 2000 which is incorporated herein by reference.

Employment Agreements

Eric Hippeau

  In April 1998, we entered into an employment agreement with Mr. Hippeau to serve as our Chairman and Chief Executive Officer through March 31, 2004. In March 2000, Mr. Hippeau's compensation was reduced to an annual rate of $150,000 to reflect the reduction of his duties as a result of our restructuring and his employment by SOFTBANK Corp. Mr. Hippeau will also receive stock options as determined from time to time by our compensation committee. Pursuant to the Incentive Plan, we have granted Mr. Hippeau options to acquire up to 1,020,000 shares of ZD stock (of which 430,000 shares are based upon the achievement of certain performance targets) and options to acquire up to 700,000 shares of ZDNet stock.

  On or before the merger, Mr. Hippeau will resign as Chief Executive Officer, but it is expected he will continue to serve as non-executive Chairman. In that position it is expected that he will continue to receive annual compensation in the amount of $150,000. In connection with the restructuring, certain of Mr. Hippeau's unvested ZD options will become vested. The remainder of his unvested ZD options, ZDNet options and options to purchase shares of common stock of SOFTBANK Corp. will continue to vest in accordance with the terms of the grants for these options.

Jason Chudnofsky

  In April 1998, we entered into an employment agreement with Mr. Chudnofsky to serve as the President and Chief Executive Officer of ZD Events Inc. through March 31, 2001. Pursuant to this agreement, Mr. Chudnofsky receives an annual base salary of not less than $800,000 and an annual incentive bonus of $300,000, subject to adjustment and assuming the achievement of earnings and other performance targets, as determined by the board of directors of ZD Events Inc. Pursuant to the Incentive Plan, we have granted Mr. Chudnofsky options to acquire up to 327,000 shares of ZD stock and options to acquire up to 70,500 shares of ZDNet stock.

  It is anticipated that upon the spinoff of ZD Events, Mr. Chudnofsky would be employed by ZD Events Inc. as opposed to Ziff-Davis. Upon termination of Mr. Chudnofsky's employment, all of his ZD options and ZDNet options will become vested.

Timothy C. O'Brien

  In April 1998, we entered into an employment agreement with Mr. O'Brien to serve as our Vice President, Chief Financial Officer through March 31, 2001. Pursuant to this agreement, Mr. O'Brien received an annual base salary of not less than $490,000 and an annual incentive bonus of $300,000, subject to adjustment and assuming the achievement of earnings and other performance targets, as determined by the board of directors of Ziff-Davis Inc. Pursuant to the Incentive Plan, we granted Mr. O'Brien options to acquire up to 192,000 shares of ZD stock and options to acquire up to 168,000 shares of ZDNet stock.

  In connection with the restructuring, Mr. O'Brien ended his employment with us on March 31, 2000. As a result, we paid Mr. O'Brien severance equal to the sum of his then current base salary and his annual incentive compensation, using the average amount of incentive compensation earned in 1999 and 1998 (which was deemed to be $200,000). In addition, all of Mr. O'Brien's ZD options, ZDNet options and options to purchase shares of common stock of SOFTBANK Corp. vested immediately. Mr. O'Brien will continue to receive coverage under our health plans for a period of one year.

Terri S. Holbrooke

  In April 1998, we entered into an employment agreement with Ms. Holbrooke to serve as President of ZD Brand & Market Services through March 31, 2001. Pursuant to this agreement, Ms. Holbrooke received an annual base salary of not less than $420,000 and an annual incentive bonus of $150,000, subject to adjustment and assuming the achievement of earnings and other performance targets, as determined by the board of directors of Ziff-Davis. Pursuant to the Incentive Plan, we granted Ms. Holbrooke options to acquire up to 177,000 shares of ZD stock and options to acquire up to 80,500 shares of ZDNet stock.

  In connection with the restructuring, Ms. Holbrooke ended her employment with us on February 29, 2000. As a result, we paid Ms. Holbrooke severance equal to her current base salary. In addition, all of Ms. Holbrooke's ZD options, ZDNet options and options to purchase shares of common stock of SOFTBANK Corp. vested immediately upon the termination of her employment. Ms. Holbrooke will continue to receive coverage under our health plans for a period of one year.

Michael S. Perlis

  In November 1998, we entered into an employment agreement with Mr. Perlis to serve as President of ZD Publishing through December 31, 2001. Pursuant to this agreement, Mr. Perlis received an annual base salary of not less than $650,000 and an annual incentive bonus equal to a percentage of the EBITDA for ZD Publishing above a base amount. Pursuant to the Incentive Plan, we granted Mr. Perlis options to acquire up to 310,000 shares of ZD stock and options to acquire up to 118,750 shares of ZDNet stock.

  Mr. Perlis ended his employment with us on March 8, 2000, and we paid him severance equal to $550,000. In addition, all of Mr. Perlis' ZD options and ZDNet options vested immediately upon the termination of his employment.

                            STOCK PERFORMANCE GRAPH

  SEC rules require proxy statements to contain a performance graph comparing the performance of Ziff-Davis Inc.'s common stock with a broad market index and either a published industry or line-of-business index or a graph of peer companies.

  The graph below provides an indicator of the cumulative stockholder return for ZD stock for the period April 29, 1998 to December 31, 1999 compared with the cumulative total return of the S&P Composite 500 Stock Index and the cumulative total return of a peer group (weighted in accordance with the stock market capitalization of each component issuer) composed of CNET Inc., Meredith Corp., Penton Media Inc., Primedia Inc. and Readers Digest Association. This peer group is the same as the peer group used for the Stock Performance Graph in the proxy statement for the 1999 annual meeting, except that CMP and Petersen have been omitted because they were acquired by third parties. The graph assumes a $100 investment in the ZD Stock at the initial public offering price of $15.50 a share on April 29, 1998, and in the S&P index and in the peer group on the same date. The graph further assumes that each dividend paid on the hypothetical investment in any stock in the peer group during any month is reinvested in that stock on the last trading day of that month.



                                   ZD Stock
                                 [LINE GRAPH]


                                         1998
                                         ----
               4/29   5/31   6/30   7/31   8/31   9/30   10/31   11/30   12/31
              ------ ------ ------ ------ ------ ------ ------- ------- -------


ZD Stock       100    109     90     80     52     47     44      76      102
S&P 500        100    100     104    103    88     94     101     107     113
Peer Group     100    102     112    103    79     81     85      94      96





                                         1999
                                         ----
               1/31       2/28       3/31       4/30       5/31      6/30
              ------     ------     ------     ------     ------    ------
ZD Stock       117        108         139        102         84        96
S&P 500        118        115         119        124        121       128
Peer Group     116        123         137        167        156       166


                                         1999
                                         ----
               7/31       8/31       9/30      10/31      11/30     12/31
              ------     ------     ------    -------    -------   -------
ZD Stock       113        100         104        96        119       102
S&P 500        124        123         120       127        130       137
Peer Group     141        127         144       135        137       155

  The graph below provides an indicator of the cumulative stockholder return for ZDNet stock for the period March 31, 1999 to December 31, 1999 compared with the cumulative total return of the S&P Composite 500 Stock Index and the cumulative total return of a peer group (weighted in accordance with the stock market capitalization of each component issuer) composed of CNET Inc., EarthWeb Inc., internet.com Corporation, iVillage Inc., MarketWatch.com, Inc., SportsLine.com, Inc., theglobe.com, Inc. and TheStreet.com, Inc. The graph assumes a $100 investment in the ZDNet Stock at the initial public offering price of $19.00 a share on March 31, 1999, and in the S&P Index and in the peer group on the same date.

                                  ZDNet Stock


                                    [LINE GRAPH]


                                        1999
                                        ----

                3/31  4/30  5/31  6/30  7/31  8/31  9/30  10/31  11/30  12/31
                ----  ----  ----  ----  ----  ----  ----  -----  -----  -----
ZDNet Stock      100   186   110   137    99    80   112   106    121    111
S&P              100   104   101   107   104   103   100   107    109    115
Peer Group       100   106    82    87    65    58    74    68     77     82

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Certain Beneficial Owners

  The following table sets forth certain information with respect to the beneficial ownership (1) of ZD stock as of March 31, 2000 and (2) of the common stock of the company as of March 31, 2000 but after giving effect to the restructuring based on an estimated exchange ratio of 1.77, by each person or entity which beneficially owns more than five percent of the outstanding shares of the common stock of Ziff-Davis. (Throughout this Item 12, we use an estimated exchange ratio of 1.77 because that is the result of the illustrative example set forth in our proxy statement dated February 7, 2000 which is incorporated herein by reference; the actual exchange ratio will be calculated as described in the proxy statement and may be higher or lower than 1.77.) As of March 31, 2000 no person or entity beneficially owned more than five percent of the outstanding shares of ZDNet stock.

                                           Prior to the           After the
                                           Restructuring        Restructuring
                                       --------------------- -------------------
                                                             Number of
                                       Number of             Shares of  Percent
                                       shares of  Percent of   Common      of
Beneficial Owner                        ZD Stock   Class(1)    Stock    Class(1)
----------------                       ---------- ---------- ---------- --------
SOFTBANK America Inc.(2).............. 71,619,355    68.8%   71,619,355  54.77%
SOFTBANK Holdings Inc.(3)............. 71,620,000    68.8    71,620,000  54.77
SOFTBANK Corp.(4)..................... 71,620,000    68.8    71,620,000  54.77
Masayoshi Son(5)...................... 71,620,000    68.8    71,620,000  54.77

--------
(1) The percentage of ownership is based on (a) 104,092,731 shares of ZD stock outstanding as of March 31, 2000 and (b) 15,065,844 shares of common stock of the company outstanding as of March 31, 2000 after giving effect to the restructuring based on an estimated exchange ratio of 1.77.
(2) SOFTBANK America Inc.'s address is 10 Langley Road, Suite 403, Newton Center, MA 02459.
(3) Includes shares owned by SOFTBANK America Inc. and 645 shares owned by SOFTBANK Kingston Inc., all of which may be deemed to be beneficially owned by SOFTBANK Holdings Inc. SOFTBANK Holdings Inc.'s address is 10 Langley Road, Suite 403, Newton Center, MA 02459.
(4) Includes shares owned by SOFTBANK America Inc. and SOFTBANK Kingston Inc., all of which may be deemed to be beneficially owned by SOFTBANK Corp. SOFTBANK Corp.'s address is 24-1 Nihonbashi-Hakozakicho, Chuo-ku, Tokyo 103, Japan.
(5) Includes shares owned by SOFTBANK America Inc. and SOFTBANK Kingston Inc., all of which may be deemed to be beneficially owned by Mr. Son (who owns 37.86% of SOFTBANK Corp. and is its President). Mr. Son's address is c/o SOFTBANK Corp., 24-1 Nihonbashi-Hakozakicho, Chuo-Ku, Tokyo 103, Japan.

  As a result of its beneficial ownership of common stock, Softbank is able to influence significantly matters affecting Ziff-Davis. Softbank is able to elect all members of the board of directors and to control those actions that require the approval of holders of a majority of the voting stock of Ziff-Davis, including amendments to our charter and approval of any business combinations. See "Risk Factors--Other Risk Factors--We Are Controlled By Our Principal Stockholders. This Creates Potential Conflicts of Interest" as discussed in the Ziff-Davis proxy statement dated February 7, 2000 incorporated by reference herein.

Management

  The following table sets forth certain information with respect to the beneficial ownership (1) of ZD stock and ZDNet stock as of March 31, 2000 (2) of the common stock of the company as of March 31, 2000 but after giving effect to the restructuring based on an estimated exchange ratio of 1.77 and (3) of the common stock of SOFTBANK Corp. as of March 31, 2000, in each case by (x) each person named in the Summary Compensation Table, (y) each director of Ziff-Davis and (z) all executive officers and directors of Ziff-Davis as a group.

                                            Prior to the Restructuring          After the Restructuring
                                   -------------------------------------------- -----------------------
                                                                                                           Number of
                                    Number of              Number of                                       shares of
                                    shares of              Shares of             Number of              common stock of
                                   common stock Percent of   ZDNet   Percent of  Shares of   Percent of    SOFTBANK     Percent of
Beneficial Owner                   of ZD Stock   Class(1)    Stock    Class(1)  Common Stock  Class(1)     Corp.(2)      Class(1)
----------------                   ------------ ---------- --------- ---------- ------------ ---------- --------------- ----------
Eric Hippeau(3).........               225,101        * %    192,500    1.28%       565,826       * %         61,074          * %
Jason E. Chudnofsky(3)..               126,750        *       28,406       *        177,028       *            5,716          *
Timothy C.
 O'Brien(3)(10).........                80,500        *       50,750       *        170,327       *            4,701          *
Michael S.
 Perlis(4)(10)..........               260,000        *       84,063       *        408,791       *                0          *
Terri S.
 Holbrooke(4)(10).......               178,000        *       70,500       *        302,785       *            3,585          *
Daniel L. Rosensweig(3)..               58,600        *      546,875    3.63      1,026,568       *            3,136          *
Masayoshi Son(5)........            71,620,000     68.8            0       *     71,620,000    54.77      41,708,748      37.86
Ronald D. Fisher(6).....                85,000        *       14,450       *        110,576       *          210,346          *
Jonathan D. Lazarus(7)..                42,938        *       16,251       *         71,702       *                0          *
Jerry Yang(8)...........                22,238        *        8,751       *         37,727       *                0          *
James J. Spanfeller, Jr.(9)(10)..       66,875        *       41,000       *        139,445       *            4,708          *
Jack Dolce(9)(10).......                70,326        *       40,500       *        142,011       *                0          *
Officers and directors
 as a group.............            73,007,051    70.14    1,624,672   10.78     75,882,713    58.03      42,003,416      38.13

--------
 * Less than one percent.
 (1) The percentage of ownership is based on (a) 104,092,731 shares of ZD stock outstanding as of March 31, 2000; (b) 15,065,844 shares of ZDNet stock outstanding as of March 31, 2000, (c) 130,759,275 shares of common stock of the company outstanding as of March 31, 2000 after giving effect to the restructuring based on an estimated exchange ratio of 1.77 and (d) 110,151,188 shares of common stock of SOFTBANK Corp. outstanding as of March 31, 2000. Shares of common stock subject to options which are currently exercisable or exercisable within 60 days of the date referenced above, are deemed outstanding for computing the percentages of the person holding such options, but are not deemed outstanding for computing the percentages of any other person. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned.
 (2) Includes options granted in 1996 and 1997 to purchase common stock of SOFTBANK Corp. under the SOFTBANK Group Executive Stock Option Plans.
 (3) Both a director and an executive officer named in the Summary Compensation Table.
 (4) An executive officer named in the Summary Compensation Table.
 (5) Includes shares owned by SOFTBANK America Inc. and SOFTBANK Kingston Inc., all of which may be deemed to be beneficially owned by Mr. Son.
 (6) Including shares owned by 1995 Fisher Family Trust.
 (7) Including shares owned by Lazarus Family Investments LLC, all of which may be deemed to be beneficially owned by Jonathan D. Lazarus, a member of such LLC.
 (8) Including shares owned by Red Husky Foundation.
 (9) An officer named in the Summary Compensation Table.
(10) No longer employed by Ziff-Davis Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  For information required under Item 13, see "Committees of the Board of Directors; Compensation Committee Interlocks and Insider Participation" in Item 11 of this Form 10-K and Note 12 to the consolidated financial statements of Ziff-Davis Inc. included in the Appendix to this Form 10-K.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(A) Documents filed as part of this report

  (1) Financial Statements and Supplemental Schedules

    (a) The Consolidated Financial Statements of Ziff-Davis and ZDNet are set forth in Item 8 of this
     Form 10-K.

    (b) No financial statement schedules are required.

  (2) Exhibits

  2.1 Purchase Agreement, dated August 30, 1999, among ZD Inc., ZD Holdings
      (Europe) Ltd. and Harte-Hanks, Inc.

  2.2 Purchase Agreement, dated November 17, 1999, between ZD Inc. and WP
      Education Holdings LLC.

  2.3 Purchase Agreement, dated November 19, 1999, between ZD Inc. and Vulcan
      Programming Inc.

  2.4 Purchase Agreement, dated December 6, 1999, among ZD Inc., ZD Holdings
      (Europe) Ltd. and WS-ZD Acquisition, Inc.

  2.5 Agreement and Plan of Merger, dated February 7, 2000, between Ziff-Davis
      Inc. and ZD Merger Subsidiary Inc. (incorporated by reference to Exhibit
      99.1 in this Form 10-K)

  3.1 Amended and Restated Certificate of Incorporation of Ziff-Davis Inc.
      (incorporated by reference to the exhibit in Ziff-Davis Inc.'s
      Registration Statement of Form S-1, File No. 333-69447)

  3.2 Form of Amended and Restated Certificate of Incorporation of Ziff-Davis
      Inc. to be in effect after completion of the agreement filed as Exhibit
      2.5 (incorporated by reference to Exhibit 99.1 in this Form 10-K)

  3.3 By-Laws of Ziff-Davis Inc. (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement on Form S-1, File No. 333-46493)

  4.1 Specimen of certificate representing Ziff-Davis Inc.--ZD Common Stock, par value $.01 per share (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement on Form S-1, File No. 333-69447)

  4.2 Specimen certificate representing Ziff-Davis Inc.--ZDNet Common Stock, par value $.01 per share (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement on Form S-1, File No. 333-69447)

 10.1 Amended 1998 Incentive Compensation Plan

 10.2 Amended 1998 Employee Stock Purchase Plan

 10.3 Amended 1998 Non-Employee Directors' Stock Option Plan

 10.4 Undertaking, dated as of April 1, 1998, between SOFTBANK Corp. and ZD
      Inc. (incorporated by reference to the exhibit in Ziff-Davis Inc.'s
      Registration Statement on Form S-1, File No. 46493)

 10.6  Master License Agreement, dated as of April 1, 1998, between Ziff-Davis
       Inc. and SOFTBANK Corp. (incorporated by reference to the exhibit in
       Ziff-Davis Inc.'s Registration Statement on Form S-1, File No. 333-
       46493)

 10.7  License Agreement, dated as of July 1, 1998, between MAC Inc. and Ziff-
       Davis Inc. and SOFTBANK Corp. (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement on Form S-1, File No. 333-
       46493)

 10.8  Agreement to Produce, dated as of April 1, 1998, between ZD COMDEX and
       Forums Inc. and SOFTBANK Corp. (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement on Form S-1, File No. 333-
       46493)

 10.9  Trademark License Agreement, dated as of April 1, 1998, between ZD
       COMDEX and Forums Inc. and SOFTBANK Forums KK (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement on Form S-1,
       File No. 333-46493)

 10.10 License Agreement, dated April 5, 2000, between Ziff-Davis Inc. and Ziff
       Davis Media Inc.

 10.11 License Agreement, dated April 5, 2000, between ZD Inc. and Ziff Davis
       Publishing Holdings Inc.

 10.12 License Agreement, dated April 5, 2000, between ZD Inc. and Ziff Davis
       Publishing Holdings Inc.

 10.13 Services Agreement, dated April 5, 2000, between ZD Inc. and Ziff Davis
       Media Inc.

 10.14 Transition Services Agreement, dated April 5, 2000, between ZD Inc. and
       Ziff Davis Media Inc.

 10.15 Side Letter Agreement, dated as of April 5, 2000, by and among Ziff
       Davis Media Inc., ZD Inc. and ZD Holdings (Europe) Ltd.

 10.16 Technical Agreement, dated as of April 1, 1998, between ZD COMDEX and
       Forums Inc. and SOFTBANK Forums KK (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement on Form S-1, File
       No. 333-46493)

 10.17 Registration Rights Agreement, dated as of April 1, 1998, between ZD
       Inc. and SOFTBANK Holdings Inc. (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement on Form S-1, File
       No. 333-46493)

 10.18 Credit Agreement, dated as of March 27, 1996 between SOFTBANK Holdings
       Inc., the Guarantors listed therein, The Bank of New York and Morgan
       Stanley Senior Funding, Inc. as amended March 9, 1998 (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement on Form S-1, File No. 333-46493)

 10.19 Secured Guaranteed Credit Agreement, dated as of May 4, 1998, among
       Ziff-Davis Inc., the Banks listed therein, Morgan Stanley Senior
       Funding, Inc., as Syndication Agent, the Chase Manhattan Bank and DLJ
       Capital Funding, Inc., as Co-Documentation Agents, The Bank of New York, as Administrative Agent, and the Guarantors (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement of Form S-1,
       File No. 333-46493)

 10.20 Amendment No. 1 and Waiver to Secured Guaranteed Credit Agreement, dated as of May 28, 1998, among Ziff-Davis Inc., the Banks listed therein and The Bank of New York, as Administrative Agent (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement on Form S-1,
       File No. 333-69447)

 10.21 Amendment No. 2 to Secured Guaranteed Credit Agreement, dated as of June
       8, 1998, among Ziff-Davis Inc., the Banks listed therein and The Bank of
       New York, as Administrative Agent (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement on Form S-1, File
       No. 333-69447)

 10.22 Amendment No. 3 to Secured Guaranteed Credit Agreement, dated as of
       December 30, 1998, among Ziff-Davis Inc., the Banks listed therein and
       The Bank of New York, as Administrative Agent (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement on Form S-1,
       File No. 333-69447)

 10.23 Lease of Ziff-Davis Inc.'s headquarters at 28 East 28th Street, New
       York, New York (incorporated by reference to the exhibit in Ziff-Davis
       Inc.'s Registration Statement of Form S-1, File No. 333-46493)

 10.24 Lease Agreement, dated as of May 4, 1998, between Ziff-Davis Inc., ZD
       Inc., ZD COMDEX and Forums Inc. and Kingston Technology Company
       (incorporated by reference to the exhibit in Ziff-Davis Inc.'s
       Registration Statement on Form S-1, File No. 333-46493)

 10.25 Agreement and Consent to Assignment, dated as of April 4, 2000, by and among 63 Madison Associates, L.P., ZD Inc. and Ziff Davis Publishing
       Inc.

 10.26 Assignment and Assumption of Lease, dated as of April 5, 2000, between
       ZD Inc. and Ziff Davis Publishing Inc.

 10.27 Agreement of Sublease, dated March 10, 2000, between ZD Inc. and Ziff-
       Davis Inc.

 10.28 Assignment, dated as of May 4, 1998, between Kingston Technology Company and Ziff-Davis Inc. (incorporated by reference to the exhibit in Ziff-
       Davis Inc.'s Registration Statement on Form S-1, File No. 333-46493)

 10.29 Employment Agreement, dated as of April 1, 1998, between ZD Inc. and
       Eric Hippeau (incorporated by reference to the exhibit in Ziff-Davis
       Inc.'s Registration Statement on Form S-1, File No. 333-46493), amended as of March 1, 1999

 10.30 Employment Agreement, dated as of April 1, 1998, between ZD COMDEX and
       Forums Inc. and Jason E. Chudnofsky (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement on Form S-1, File
       No. 333-46493)

 10.31 Employment Agreement, dated as of April 1, 1998, between Ziff-Davis Inc.
       and Terri S. Holbrooke (incorporated by reference to the exhibit in
       Ziff-Davis Inc.'s Registration Statement on Form S-1, File No. 333-
       69447)

 10.32 Employment Agreement, dated as of April 1, 1998, between Ziff-Davis Inc.
       and Timothy C. O'Brien (incorporated by reference to the exhibit in
       Ziff-Davis Inc.'s Registration Statement on Form S-1, File No. 333-
       69447)

 10.33 Employment Agreement, dated as of November 6, 1998, between Ziff-Davis
       Inc. and Michael S. Perlis (incorporated by reference to the exhibit in
       Ziff-Davis Inc.'s Registration Statement on Form S-1, File No. 333-
       69447)

 10.34 Employment Agreement, dated as of March 1, 2000, between Ziff-Davis Inc.
       and Frederic D. Rosen

 10.35 Stock Purchase Agreement, dated as of February 5, 1999, by and between
       Ziff-Davis Inc. and Vulcan Ventures Inc. (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement on Form S-1,
       File No. 333-69447)

 10.36 Bill of Sale and Assignment, dated as of February 4, 1999, between MAC
       Holdings (America) Inc. and ZD Inc. (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Current Report on Form 8-K, File No. 001-
       14055)

 21.1  List of subsidiaries of Ziff-Davis Inc.

 23.1  Consent of PricewaterhouseCoopers LLP

 27.1  Financial Data Schedule

 99.1  Proxy Statement dated February 7, 2000

(B) Reports on Form 8-K.

  Ziff-Davis filed a Report on Form 8-K, dated December 8, 1999, announcing that it had entered into a definitive agreement to sell its ZD Publishing division to a company controlled by Willis Stein & Partners for $780,000,000.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:

                                          Ziff-Davis Inc.

                                                     /s/ Eric Hippeau
                                          By:
                                             ----------------------------------
                                             Name:Eric Hippeau
                                             Title:Chairman, Chief Executive
                                             Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on April 13, 2000.

                        Signature                              Title
                        ---------                              -----
                    /s/ Eric Hippeau                  Chairman, Chief
       ___________________________________________     Executive Officer,
                      Eric Hippeau                     Director (Principal
                                                       Executive Officer)

                    /s/ Mark D. Moyer                 Controller (Principal
       ___________________________________________     Financial and
                      Mark D. Moyer                    Accounting Officer)

                                                      Director
       ___________________________________________
                      Masayoshi Son

                  /s/ Ronald D. Fisher                Director
       ___________________________________________
                    Ronald D. Fisher

                 /s/ Jason E. Chudnofsky              Director
       ___________________________________________
                   Jason E. Chudnofsky

                 /s/ Jonathan D. Lazarus              Director
       ___________________________________________
                   Jonathan D. Lazarus

                     /s/ Jerry Yang                   Director
       ___________________________________________
                       Jerry Yang
                /s/ Daniel L. Rosensweig              Director
       ___________________________________________
                  Daniel L. Rosensweig



                                ZIFF-DAVIS INC.

                                    APPENDIX

                                                                          Page
                                                                          ----
ZIFF-DAVIS INC.
Selected historical consolidated financial and other data................ F-2
Management's Discussion and Analysis of Financial Condition and Results
 of Operations........................................................... F-3
Report of Independent Accountants........................................ F-14
Consolidated balance sheets as of December 31, 1998 and 1999............. F-15
Consolidated statements of operations for the years ended December 31,
 1997, 1998 and 1999..................................................... F-16
Consolidated statements of comprehensive income for the years ended
 December 31, 1997, 1998 and 1999........................................ F-17
Consolidated statements of cash flows for the years ended December 31,
 1997, 1998 and 1999..................................................... F-18
Consolidated statements of changes in stockholders' equity for the years ended
  December 31, 1997, 1998 and 1999....................................... F-19
Notes to consolidated financial statements............................... F-20
ZDNET
Selected historical combined financial and other data.................... F-53
Management's Discussion and Analysis of Financial Condition and Results
 of Operations........................................................... F-54
Report of Independent Accountants........................................ F-62
Combined balance sheets as of December 31, 1998 and 1999................. F-63
Combined statements of operations for the years ended December 31, 1997,
 1998 and 1999........................................................... F-64
Combined statements of comprehensive income for the years ended December
 31, 1997, 1998 and 1999................................................. F-65
Combined statements of cash flows for the years ended December 31, 1997,
 1998 and 1999........................................................... F-66
Combined statements of changes in division equity........................ F-67
Notes to consolidated financial statements............................... F-68

                                ZIFF-DAVIS INC.

           SELECTED HISTORICAL CONSOLIDATED FINANCIAL AND OTHER DATA

  The following table presents Selected Historical Consolidated Financial and Other Data for Ziff-Davis Inc. as of and for the years ended December 31, 1995, 1996, 1997, 1998 and 1999. This data was derived from the Consolidated Financial Statements of Ziff-Davis Inc. An affiliate of Ziff-Davis Inc. acquired a print publishing business, "ZDI", on February 29, 1996; the data does not include results from the acquired business for periods before the date of acquisition. However, because ZDI represents Ziff-Davis Inc.'s principal operations, the following table also presents Selected Historical Combined Financial and Other Data for ZDI as of and for the year ended December 31, 1995 and as of and for the two month period ended February 28, 1996. The data as of and for the year ended December 31, 1995 and as of and for the two months ended February 28, 1996 was derived from the audited Consolidated Financial Statements of ZDI. On May 4, 1998, Ziff-Davis Inc. completed a reorganization described in Note 2 to the Consolidated Financial Statements of Ziff-Davis Inc.; results for periods before the reorganization are not directly comparable to results for periods after the reorganization. The Selected Financial Data has been restated to reflect Ziff-Davis Inc's market intelligence, education, television and events businesses as discontinued operations. This table should be read in conjunction with the Selected Historical Financial and Other Data, Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                                                        Ziff-Davis Inc.
                                   ZDI (1)                          Year ended December 31,
                          -------------------------- --------------------------------------------------------
                                         Two Month
                           Year ended  Period ending
                          December 31, February 28,
                              1995         1996      1995(2)   1996(2)       1997        1998        1999
                          ------------ ------------- -------- ----------  ----------  ----------  -----------
                                                       (dollars in thousands)
Statement of Operations
 Data:
Revenue, net............   $  667,316   $  108,174   $    --  $  595,280  $  743,848  $  704,058  $   702,458
Depreciation and
 Amortization...........       88,450       14,617        --     104,285     107,291      98,852      110,830
Interest Expense, net...       94,334       21,285        --      74,125     126,573     103,651       86,948
Loss from Continuing
 Operations before tax..      (40,250)      (8,132)       --     (70,934)    (81,963)   (129,268)  (1,145,958)
Loss from Continuing
 Operations.............      (26,002)      (6,082)       --     (94,498)    (72,469)    (93,648)  (1,014,847)
Net income (loss) from
 Discontinued
 Operations.............      (12,944)       1,535     10,945     42,417       1,290      15,839       18,151
Net income (loss).......      (38,946)      (4,547)    10,945    (52,081)    (71,179)    (77,809)    (996,696)
Balance Sheet Data
 (at period end):
Cash and cash
 equivalents............   $   10,083   $   13,669   $    --  $   29,915  $   30,301  $   32,566  $    12,695
Total assets............    1,623,906    1,619,905    397,881  3,584,173   3,546,646   3,433,803    1,923,575
Total long-term debt....      964,153      964,153        --   2,522,252   2,408,240   1,539,322    1,164,775
Stockholders' equity....      365,150      360,717    397,881    447,756     126,130   1,352,598      708,265
Other Data:
Capital expenditures....   $   14,163   $      552   $  3,367 $   22,365  $   30,196  $   36,599      $75,570
Investments and
 acquisitions, net of
 cash acquired..........          --           --     814,520  2,124,823      14,000      27,772       65,132
ZD loss per pro forma
 basic share(3).........                                                              $    (0.78) $     (9.71)
ZDNet earnings per pro
 forma basic share(3)...                                                                                 0.03
ZDNet earnings per pro
 forma diluted
 share(3)...............                                                                                 0.02

--------
(1) An affiliate of Ziff-Davis Inc. acquired ZDI on February 29, 1996. Because ZDI represents Ziff-Davis Inc.'s principal operations, ZDI data has been presented for periods before this date.
(2) An affiliate of Ziff-Davis Inc. acquired ZDI on February 29, 1996; Ziff-Davis Inc. data does not include results from the acquired business for periods before the date of acquisition.
(3) No historical earnings per share or share data are presented prior to 1998 as Ziff-Davis Inc. does not consider such data meaningful. ZD loss per share for 1998 is presented on a pro forma basis as if the ZD shares issued in connection with the Reorganization and initial public offering described in Note 2 to the consolidated financial statements of Ziff-Davis Inc. were outstanding as of January 1, 1998. ZDNet earnings per share for 1999 is presented on a pro forma basis as if the ZDNet shares issued in connection with the ZDNet stock initial public offering described in Note 2 to such consolidated financial statements were outstanding as of January 1, 1999.

                                ZIFF-DAVIS INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Presentation of Financial Information

  The results of operations for Ziff-Davis Inc. for the years ending December 31, 1997 and 1998 have been restated to conform with the 1999 presentation. As a result of the Company's decision to sell its education, television and market intelligence businesses and to spin off its events businesses, the results of these operations have been accounted for as discontinued operations. Therefore, the results presented for the continuing operations of Ziff-Davis Inc. are comprised of its print publications and internet businesses. See "--Recent Developments; Restructuring" under Item 1 of this Form 10-K.

Revenue

  Ziff-Davis Inc. ("Ziff-Davis") had net revenue of $702.5 million for 1999. A substantial portion of Ziff-Davis' revenue is derived from the sale of advertising, which in 1999 accounted for 77.5% of total revenue. No single advertiser has comprised more than 3.0% of Ziff-Davis' advertising revenue during any of the last three years. However, Ziff-Davis' top 20 advertisers accounted for 37.1% of total advertising revenue for 1999.

  In the publishing segment, Ziff-Davis' principal sources of revenue are advertising (74.8% of 1999 total publishing revenue), circulation (21.7%) and other (3.5%). Circulation comprises both paid subscriptions (10.7%) and newsstand sales (11.0%) while other primarily consists of royalties, reprints and other miscellaneous sales. In the Internet segment, Ziff-Davis' principal source of revenue is from advertising (93.3% of total Internet revenue for 1999). The Internet segment also derives revenue from subscription-based fees and services (6.7% of total Internet revenue in 1999).

Cost of operations

  In the publishing business, the principal components of Ziff-Davis' production costs are raw materials, printing and distribution, which represented 35.6%, 40.5% and 23.9%, respectively of total 1999 publishing production expenses. Ziff-Davis' principal raw material is paper. Paper supply and prices are subject to volatility and may be significantly affected by many factors, including market and economic conditions. Production costs in the Internet segment consist primarily of third party web hosting costs.

  The other principal operating costs for Ziff-Davis are selling, general and administrative expenses, including editorial costs. Included in these costs are salaries, sales commissions and benefits (44.9% in 1999) along with marketing and promotion expenses related to advertising and circulation (26.6% in 1999).

Factors affecting future periods


  Ziff-Davis' revenue and profitability are influenced by a number of external factors, including the volume of new technology product introductions, the amount and allocation of marketing expenditures by Ziff-Davis' clients, the extent to which sellers elect to advertise using online and print media, changes in paper prices, and competition among computer technology marketers, including websites, print publishers and providers of other technology information services. Accordingly, Ziff-Davis may experience fluctuations in revenue from period to period. Many of Ziff-Davis' large customers concentrate their advertising expenditures around major new product launches. Marketing expenditures by technology companies can also be affected by factors affecting the computer industry generally, including pricing pressures and temporary surpluses of inventory. Revenue and profitability are also influenced by product mix and the timing and frequency of Ziff-Davis' new product launches and launches in new markets, as well as by acquisitions. Accordingly, Ziff-Davis' revenue from year to year may be affected by the number and timing of new product launches.

  Our future financial condition, results of operations and cash flow will be materially impacted by the already completed sales of ZD Market Intelligence, ZD Education, ZD Publishing (excluding Computer Shopper, Smart Planet, and an interest in Red Herring) and our equity in ZDTV, as well as by the planned recapitalization and spin off of ZD Events and the other elements of our restructuring. See "Recent Developments; Restructuring" included in Item 1 of this Form 10-K.

Presentation of Earnings per Share

  Earnings per share data for 1997 has been omitted on the basis that it is not meaningful due to the insignificant number of shares outstanding.

  ZD loss per share data for 1998 is calculated on a pro forma basis as if the ZD shares issued in connection with the Reorganization and initial public offering described in Note 2 to the Ziff-Davis consolidated financial statements were outstanding as of January 1, 1998. The loss per share for ZD has been presented based on the separate income (loss) of the ZD group on a continuing and discontinued operations basis. In order to reflect the initial issuance of ZDNet stock on March 31, 1999 (as described in Note 2 to such consolidated financial statements), the separate income (loss) of the ZD group on a continuing operations basis included 100% of the income (loss) of the ZDNet group for 1998 and the first quarter of 1999 and approximately 84% of the income (loss) of the ZDNet group for the last three quarters of 1999. As a result, in 1999 ZD had a loss from continuing operations of $1,015,226,000 and income from discontinued operations of $18,151,000 for a combined net loss of $997,075,000.

  For the year ending December 31, 1999, the Company has presented its earnings per share for both series of common stock--ZD and ZDNet. The earnings per share for ZDNet is presented on a pro forma basis based on the separate income (loss) of the ZDNet group (as set forth in the ZDNet financial statements included later in this Form 10-K), assuming all shares had been issued on January 1, 1999.

Year ended December 31, 1999 compared with year ended December 31, 1998

Revenue, net

  Revenue decreased by $1.6 million or 0.2% to $702.5 million in 1999 from $704.1 million in 1998.

  Publishing--Revenue from publishing decreased by $49.6 million or 7.7% from $647.9 million in 1998 to $598.3 million in 1999. The decrease was primarily due to lower advertising in business publications partly offset by growth in advertising in consumer publications. Advertising revenue was lower in business publications principally due to factors affecting the computer technology industry during the year. Margin pressure on computer equipment manufacturers, industry and product delays, lower demand in Asia and a focus on the Year 2000 transition contributed to a reduced demand for advertising in Ziff-Davis' magazines. Revenue from international operations, which generated 13.2% of the segment's revenue, increased by $0.2 million primarily due to the launch of IT Week in the UK, partially offset by lower advertising in business publications.

  On May 1, 1998, Ziff-Davis acquired its joint venture partner's 50% interest in FamilyPC magazine. Ziff-Davis owned 100% of the magazine and its results are included in the consolidated results from the acquisition date. Revenue from FamilyPC included in the 1998 results was $11.1 million and was $16.7 in 1999.

  Internet--Net revenue increased $48.1 million or 85.6% to $104.2 million for the year ended December 31, 1999 from $56.1 million for the year ended December 31, 1998. Revenue from advertising was 93% of net revenue for the year ended December 31, 1999 compared to 86% for the year ended December 31, 1998. Revenue from advertising increased 101.7% to $97.2 million for the year ended December 31, 1999 from $48.2 million for the prior year. The increase in advertising revenue was attributed to an increase in volume as both the number of advertisers and the average monthly revenue per advertiser increased. Subscription-based fees and services decreased by 12.5% to $7.0 million for the year ended December 31, 1999 from $8.0 million for the year ended December 31, 1998.

Cost of production

  Production costs decreased by 11.1% or $23.3 million from $210.0 million in 1998 to $186.7 million in 1999.

  Publishing production costs decreased by $21.4 million or 10.6% from $202.2 million in 1998 to $180.8 million in 1999. The decrease was related to a decline in the number of advertising pages produced.

  Internet production costs decreased by $1.9 million or 24.4% from $7.9 million in 1998 to $5.9 million in 1999. The decrease in production costs was due to a shift towards increased marketing costs and less infrastructure spending.

Selling, general and administrative expenses

  Selling, general and administrative expenses increased by $32.3 million or 8.6% from $376.8 million in 1998 to $409.1 million in 1999. The increase was due to expenditures to launch new products and increased advertising expenses. The increase was partially offset by headcount reductions and efficiencies attained through the integration of operations resulting from the reorganization completed in May 1998.

Stock-based compensation

  During 1999, the Company incurred compensation expense related to stock options on the Internet business granted during 1998 in anticipation of an initial public offering where the exercise price was deemed to be below the market price on the date of grant. The Company recognizes this cost on a straight-line basis over the vesting period of the underlying options. The Company also incurred compensation expense relating to the acceleration of the vesting of stock options in connection with the termination of certain employees.

Depreciation and amortization

  Total depreciation and amortization increased $12.0 million from $98.8 million in 1998 to $110.8 million in 1999. The increase was primarily a result of certain acquisitions made during the year at ZDNet.

Write-down of intangible assets

  As a result of the decision reached in the fourth quarter of 1999 to sell certain of the Company's publishing assets, Ziff-Davis recorded, based upon the price contained in the agreement to sell these assets to a third party, a write-down of these intangible assets totaling $778.8 million.

  As a result of a decline in revenues and cash flows from the Computer Shopper magazine and the anticipated loss of operational synergies resulting from the planned sale of the rest of the publishing business, Ziff-Davis performed an analysis to determine the recoverability of associated intangible assets. Based upon this analysis and an independent third party appraisal, Ziff-Davis recorded a write-down of these intangible assets totaling $269.4 million.

Interest expense, net

  Interest expense decreased by $16.8 million or 16.2% from $103.7 million in 1998 to $86.9 million in 1999. The reduction was due primarily to lower levels of debt outstanding throughout the year.

Other non-operating income, net

  Other non-operating income, net primarily reflects Ziff-Davis' equity share in earnings and losses from joint ventures. This income increased $1.0 million or 45.5% from $2.2 million in 1998 to $3.2 million in 1999. The increase relates to income from the joint ventures, as well as a gain on the sale of marketable securities by ZDNet.

Income taxes

  The 1999 income tax benefit of $131.1 million increased from $35.6 million in 1998. This increased was due primarily to a higher net loss in 1999 as a result of the write-down of intangible assets associated with assets held for sale and discontinued operations.

Net loss from continuing operations

  As a result of the changes described above, the net loss from the period increased $921.2 million from $93.6 million in 1998 to $1,014.8 million in 1999.

EBITDA

  EBITDA for the year ended December 31, 1999 was $109.9 million compared to $119.2 million for the year ended December 31, 1998. EBITDA for the year ended December 31, 1998 does not include the $46.0 million restructuring charge and for the year ended December 31, 1999 does not include a write down of intangible assets of $1,048.2 million. Results were unfavorable as compared to 1998 due to a lower level of earnings from advertising in the higher margin business publications partly offset by improved results in the consumer publications and income in the Internet segment. Income from the Internet segment increased primarily as a result of revenue growth exceeding increases in expenses. The ratio of EBITDA to revenue was 15.6% for 1999 compared to 16.9% in 1998.

Year ended December 31, 1998 compared with year ended December 31, 1997

Revenue, net

  Revenue decreased by $39.7 million or 5.3% from $743.8 million in 1997 to $704.1 million in 1998.

  Publishing--Revenue from publishing decreased by $63.7 million or 9.0% from $711.6 million in 1997 to $647.9 million in 1998. This decline was primarily due to the transfer of certain publications to a joint venture and the closure of three publications due to the restructuring discussed below. The remainder of the decrease was primarily due to lower advertising in business publications partly offset by growth in advertising in consumer publications. Advertising revenue was lower in business publications principally due to factors affecting the computer technology industry during the year. Margin pressure on computer equipment manufacturers, industry and product delays, lower demand in Asia and a focus on the Year 2000 transition contributed to a reduced demand for advertising in Ziff-Davis' magazines. Revenue from international operations, which generated 10.2% of the segment's revenue, increased by $2.1 million primarily due to the launch of IT Week in the UK, partially offset by lower advertising in business publications.

  Net revenue from MacUser and MacWeek magazines contributed to Mac Publishing LLC were $32.5 million for 1997 but are no longer consolidated into Ziff-Davis' results for 1998. On May 1, 1998, Ziff-Davis acquired its joint venture partner's 50% interest in FamilyPC magazine. Ziff-Davis now owns 100% of the magazine and its results are included in the consolidated results from the acquisition date. Revenue from FamilyPC included in the 1998 results was $11.1 million. Revenue reported in the fourth quarter of 1997 from the three publications closed as part of the fourth quarter 1998 restructuring was $12.5 million.

  Internet--Net revenue increased 74.2% to $56.1 million for the year ended December 31, 1998 from $32.2 million for the year ended December 31, 1997. Revenue from advertising was 86% of net revenue for the year ended December 31, 1998 compared to 73% for the year ended December 31, 1997. Revenue from advertising increased 104.2% to 48.2 million for the year ended December 31, 1998 from $23.6 million for the prior year. The increase in advertising revenue was attributed to an increase in volume as both the number of advertisers and the average monthly revenue per advertiser increased. Subscription-based fees and services decreased by 6.9% to $8.0 million for the year ended December 31, 1998 from $8.6 million for the year ended December 31, 1997.

Cost of production

  Production costs decreased by 2.0% or $4.2 million from $214.2 million in 1997 to $210.0 million in 1998.

  Publishing production costs decreased by $7.7 million or 3.7% from $209.9 million in 1997 to $202.2 million in 1998. The decrease was related to a decline in the number of advertising pages produced.

  Internet production costs increased by $3.6 million or 83.7% from $4.3 million in 1997 to $7.9 million in 1998. The increase in production costs was due to higher user traffic levels and increased editorial costs associated with the launch of new content areas.

Selling, general and administrative expenses

  Selling, general and administrative expenses decreased by $0.9 million or 0.2% from $377.7 million in 1997 to $376.8 million in 1998. The decrease was primarily due to headcount reductions and efficiencies attained through the integration of operations resulting from the reorganization completed in May 1998, as well as costs eliminated by the closure of three magazines in the fourth quarter of 1998. The decrease was partially offset due to expenditures to launch new products and increased advertising expenses.

Depreciation and amortization

  Total depreciation and amortization decreased $8.5 million from $107.3 million in 1997 to $98.8 million in 1998. The decrease was a result of certain assets being fully depreciated in 1997 and early 1998.

Restructuring

  Margin pressure on computer equipment manufacturers, industry and product delays, lower demand in Asia and a focus on the Year 2000 transition contributed to a reduced demand for advertising in Ziff-Davis' magazines, principally PC Magazine, PC/Computing, Computer Shopper and PC Week.

  As a result of this reduced demand, in October 1998, Ziff-Davis announced a restructuring program with the intent of significantly reducing its cost base. Ziff-Davis' continuing operations incurred a pre-tax charge of $46.0 million for this restructuring program. The charge was reported as a component of income from operations for the fourth quarter of 1998. The charge included asset impairment costs ($34.3 million), employee termination costs ($5.6 million) and costs to exit activities ($5.7 million) principally resulting from the closing of three publications, Windows Pro, Internet Business and Equip, and the reduction of Ziff-Davis' work force by 310 employees. The following sets forth additional detail concerning the principal components of the charge:

  . Asset impairment costs totaled $34.3 million primarily due to the write-off of intangible assets associated with the discontinued publications.

  . Employee termination costs related to severed personnel at the closed publications as well as rationalization and resulting workforce reduction of the remainder of Ziff-Davis' operations. Employee termination costs included payments for severance and earned vacation as well as the costs of outplacement services and the provision of continued benefits to personnel.

  . Costs to exit activities reflected the costs associated with the final closure of the discontinued publications ($1.8 million) and the costs to reduce office space under lease as a result of the reduced level of employees ($3.8 million).

Interest expense, net

  Interest expense decreased by $22.9 million or 18.1% from $126.6 million in 1997 to $103.7 million in 1998. The reduction was due primarily to lower levels of debt outstanding throughout the year, as well as the capitalization of $908.7 million of intercompany debt as part of the reorganization.

Other non-operating income, net

  Other non-operating income, net primarily reflects Ziff-Davis' equity share in earnings and losses from joint ventures. This income increased $2.6 million from a loss of $0.4 million in 1997 to income of

$2.2 million in 1998. The increase was primarily due to Ziff-Davis' equity share in earnings of MAC Publishing, LLC, an entity that was formed in August 1997.

Income taxes

  The 1998 income tax benefit of $35.6 million increased from $9.5 million in 1997. The increase was due primarily to income tax benefits generated from the losses with respect to the MAC Assets, which were not deductible, until Ziff-Davis purchased the MAC Assets from an affiliate on May 4, 1998. The income tax benefit was also increased by a higher net loss for the year ended December 31, 1998 compared to the net loss for the year ended December 31, 1997.

Net loss from continuing operations

  As a result of the changes described above, the net loss for the period increased $21.1 million or 29.1% from $72.5 million in 1997 to $93.6 million in 1998.

EBITDA

  EBITDA for the year ended December 31, 1998 was $119.2 million compared to $151.9 million for the year ended December 31, 1997. EBITDA for the year ended December 31, 1998 does not include the $46.0 million restructuring charge. Results were unfavorable as compared to 1997 due to a lower level of earnings from advertising in the higher margin business publications partly offset by improved results in the consumer publications and reduced losses in the internet segment. Reduced losses from the internet segment were the result of revenue growth exceeding increases in expenses. The ratio of EBITDA to revenue was 16.9% for 1998 compared to 20.4% in 1997.

Discontinued Operations

  As a result of Ziff-Davis Inc.'s decision to sell its market intelligence, education and television businesses and to spin-off its events business, the results of operations from these businesses have been reported as discontinued operations. The accounting for discontinued operations requires that the results of the businesses being discontinued are reported separately, net of taxes. Management's key performance indicators for each of these businesses are revenue and Earnings Before Interest, Taxes, Depreciation and Amortization and other non-cash charges ("EBITDA").

  The market intelligence business was sold in October to Harte-Hanks for approximately $107.2 million. Ziff-Davis Inc. recognized a pre-tax gain of approximately $60.2 million related to the sale of this business.

  Ziff-Davis entered into an agreement to sell the ZD Education business in November 1999 for $172.0 million. This transaction closed in February 2000. Had ZD Education not been reported as a discontinued operation, Ziff-Davis Inc.'s revenue would have been higher by approximately $64.5 million and EBITDA would have been higher by approximately $0.3 million. In 1998, the ZD Education business had revenue and EBITDA of $76.9 million and $(2.7) million, respectively.

  Ziff-Davis acquired ZDTV in February 1999 and sold a one-third interest to Vulcan Programming ("Vulcan"). During November 1999, Ziff-Davis entered into an agreement for Vulcan to purchase the remaining two-thirds interest for $204.5 million. This transaction closed in January 2000. Had ZDTV not been accounted for as a discontinued operation, revenue would have been higher by approximately $14.9 million and EBITDA would have been lower by approximately $28.2 million.

 The ZD Events business was the most significant business to be accounted for as a discontinued operation. The results of its revenue and EBITDA are discussed below.

Events Segment

  This discussion of the results from the Events segment is to provide an understanding of the major effects on revenue and EBITDA. Ziff-Davis Inc. announced on March 7, 2000 its intent to spin off the Events business into its own separate company and that ZD shareholders would become shareholders in the new Events company. This transaction is expected to be completed at or around the end of the second quarter of 2000.

 Year ended December 31, 1999 compared with year ended December 31, 1998

 Revenue, net

  Revenue from events decreased by $18.1 million or 7% from $269.9 million in 1998 to $251.8 million in 1999. The decrease was primarily due to a decline in revenue resulting from lower square footage sold at COMDEX/Fall, lower square footage sold at COMDEX/Spring and the discontinuance of certain one-time shows that were held in 1998. This decrease was partially offset by increased revenue from increased square footage sold at Networld+Interop Las Vegas and Java One due to an increased number of attendees.

 EBITDA

  EBITDA from events decreased $12.3 million or 10.3% from $119.7 million in 1998 to $107.4 million in 1999. The decrease was primarily due to lower revenue and the absence of income from the ExpoComm joint venture, partially offset by the gain on the sale of the events business' interest in the ExpoComm joint venture. In addition, overall expenses were higher due to higher sales and marketing expenses and spending on Year 2000 transition issues.

 Year ended December 31, 1998 compared with year ended December 31, 1997

 Revenue, net

  Revenue from events decreased by $17.6 million or 6.1% from $287.5 million in 1997 to $269.9 million in 1998. The decrease was primarily due to the discontinuation of certain "one-time" shows that were held in 1997, lower ancillary revenue at COMDEX/Fall and lower square footage sold at COMDEX/Spring. This decrease was partially offset by increased square footage sold at Networld+Interop Las Vegas and Java One due to an increased number of attendees.

 EBITDA

  EBITDA from events increased $16.0 million or 15.4% to $119.7 million in 1998 from $103.7 million in 1997. This improvement was primarily due to the absence of losses from discontinued "one-time" shows as well as continued cost savings.

Liquidity and Capital Resources

  At December 31, 1999, Ziff-Davis' outstanding total debt was $1,171.7 million, excluding unamortized discount, which consisted of $71.0 million due to Softbank, $250.0 million in notes and $851.5 million under a credit facility. Under its most restrictive covenant, Ziff-Davis could have borrowed an additional $98.5 under the credit facility at December 31, 1999.

  Cash and equivalents were $10.2 million at December 31, 1999, a decrease of $22.4 million from $32.6 at December 31, 1997. The decrease was due to factors described below:

  Cash provided by operations was $53.3 million for the year ended December 31, 1999 compared to $95.8 million at December 31, 1998. The decrease was due primarily to lower cash generated from the events businesses and lower income at magazines as a result of decreased advertising revenues.

  Cash used for investing for the year ending December 31, 1999 was $6.6 million compared to $64.4 million in 1998. The Company received $101.0 million from the sale of ZD Market Intelligence and approximately $20 million from the sale of the Company's interest in ExpoComm LLC. In January 2000, the Company received an additional $6.2 million of proceeds related to purchase price adjustments from the sale of ZD Market Intelligence. These cash inflows were offset by the acquisition of ZDTV ($32.8 million), acquisitions by ZDNet of Softseek Inc. ($7 million) and Updates.com ($5 million) and a variety of investments in Internet and Internet-related companies.

  Cash used in financing for the year ended December 31, 1999 was $69.0 million compared to $29.1 million in 1998. Ziff-Davis Inc. received approximately $198.5 million from the initial public offering of the ZDNet tracking stock, net of offering costs. Ziff-Davis also completed the sale of a one-third interest in ZDTV to Vulcan Programming for $54.0 million and sold 3,333,333 shares of ZD stock to Vulcan Ventures Inc. for $50.0 million. The proceeds from these transactions and the sale of interests in ZD Market Intelligence and ExpoComm LLC were used to repay outstanding levels of indebtedness.

  As of December 31, 1999, Ziff-Davis believes, based on its current level of operations and anticipated growth, that Ziff-Davis' ability to generate cash, together with cash on hand and available lines of credit, will be sufficient to make required payments of principal and interest on Ziff-Davis' indebtedness and to fund anticipated capital expenditures and working capital requirements. However, actual capital expenditures may change, particularly as a result of any acquisitions Ziff-Davis may pursue. The ability of Ziff-Davis to meet its debt service obligations and reduce its total debt will depend upon the future performance of Ziff-Davis.

  On April 5, 2000, Ziff-Davis repaid the remaining balance on its bank credit facility in full out of proceeds from the sale of Ziff-Davis businesses. On April 13, 2000, Ziff-Davis borrowed $150 million under an interim credit facility, which it plans to repay in full out of the proceeds of the approximately $400 million ZD Events group borrowing described under "Recent Developments; Restructuring" included in Item 1 of this Form 10-K. Ziff-Davis used the proceeds from the borrowing under this interim credit facility, together with approximately $130 million in cash on hand, to repurchase substantially all of its outstanding 8 1/2% Senior Subordinated Notes Due 2008. This left Ziff-Davis with approximately $100 million in cash at April 13, 2000.

  Ziff-Davis plans to use approximately $70 million of this cash to repay in full the outstanding note payable to SOFTBANK Corp. and to use the remaining cash to fund capital expenditures and working capital requirements.

Credit Facility

  At December 31, 1999 Ziff-Davis' credit facility, as amended, consisted of a seven-year $400 million reducing revolving credit facility, a seven-year $260 million term loan and an eight-year $290 million term loan. There were at that time no scheduled reductions in the revolving credit commitment or amortization under the term loan until September 2000.

  Ziff-Davis' credit facility exposed it to market risk with respect to changes in interest rates. Ziff-Davis managed this risk through the use of interest rate swap agreements, as described below. Through the use of these swap agreements, Ziff-Davis effectively established a fixed interest rate for $400 million of the outstanding credit facility. Based on the $851.5 million outstanding under the credit facility at December 31, 1999, if the LIBOR rate were to increase by 1%, Ziff-Davis would have incurred, after giving effect to the swap agreements, an additional $4.5 million of annual interest expense.

  Ziff-Davis Inc. repaid this credit facility in full on April 5, 2000.

Interest Rate Swaps

  Ziff-Davis' credit facility exposed it to market risk with respect to changes in interest rates. Ziff-Davis managed this risk through the use of interest rate swap agreements.

  Through the use of swap agreements, as of December 31, 1999 Ziff-Davis had effectively established a fixed interest rate for $400 million of the outstanding credit facility. Based on the $851.5 million outstanding under the credit facility as of December 31, 1999, if the LIBOR rate were to increase by 1%, Ziff-Davis would have incurred, after giving effect to the swap agreements, an additional $4.5 million of annual interest expense. The weighted average fixed rate Ziff-Davis paid under these agreements was approximately 5.0%. On June 15, 1999, Ziff-Davis amended a swap agreement (with a notional amount of $100 million) by reducing the fixed rate paid to the counterparty and providing the counterparty with a one-time option to cancel the swap agreement on February 5, 2000 (or reduce the term of the agreement by 3 1/2 years). Ziff-Davis entered into another swap agreement (with a notional amount of $50 million) on June 15, 1999. Under this swap agreement, Ziff-Davis received a fixed rate of interest and paid a floating rate of interest based on 3-month LIBOR, which reset quarterly, for the term of the agreement.

  On December 21, 1999, Ziff-Davis unwound $100 million of a $150 million swap agreement. The Company received a payment of $2.86 million for the cancellation of this swap. On April 5, 2000, Ziff-Davis repaid its credit facility in full out of the proceeds from the sales of ZD Publishing, ZD Education and ZDTV. As a result, Ziff-Davis unwound the remaining swap agreements on or prior to April 12, 2000 and received a payment of approximately $10.8 in connection therewith.

  These swap agreements were viewed by Ziff-Davis as risk management tools and were not used for trading or speculative purposes. The notional amount of $400 million did not represent a real amount exchanged by the parties, and therefore, was not a measure of Ziff-Davis' exposure through its use of swap agreements.

ZDNet Offering

  The stockholders of Ziff-Davis Inc. approved the issuance of a separate class of common stock, designed to track the performance of Ziff-Davis' Internet business, ZDNet. Immediately prior to the offering of the ZDNet stock, the existing common stock of Ziff-Davis Inc. was reclassified as ZD Common Stock (the "ZD Stock"). The ZD Stock is intended to track the results of Ziff-Davis Inc.'s other businesses and a Retained Interest in ZDNet. A total of 10 million shares, before underwriters over-allotment, was offered to the public, intended to represent approximately 14% of the equity value attributed to ZDNet. The ZDnet common stock ("ZDNet Stock") was issued to the public, for cash, on March 31, 1999 and generated proceeds, net of offering costs, of approximately $198.6 million. The proceeds from the offering were used, primarily, to reduce Ziff-Davis Inc.'s outstanding debt levels. See "--Recent Developments; Restructuring" under Item 1 in this Form 10-K.

Vulcan Transactions

  On February 5, 1999, Vulcan Programming purchased a one-third interest in ZDTV for $54 million. On March 4, 1999, Vulcan Ventures purchased three million shares of ZD Common Stock for $50 million. Proceeds from these were used to reduce outstanding indebtedness under Ziff-Davis' revolving credit facility.

Seasonality

  Historically, Ziff-Davis' business has been seasonal as a significant portion of annual revenue has occurred in the second and fourth quarters. The following table sets forth certain unaudited quarterly combined statements of operations data for each of eight quarters in the period ended December 31, 1999. In the opinion of Ziff-Davis' management, this unaudited information has been prepared on a basis consistent with the audited Consolidated Financial Statements appearing elsewhere in this Form 10-K and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the information set forth therein when read in conjunction with the Consolidated Financial Statements and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                          Quarter Ended
                          ------------------------------------------------------------------------------------
                                                Sept.
                          March 31,  June 30,    30,     Dec. 31,  March 31,  June 30,  Sept. 30,   Dec. 31,
                            1998       1998      1998      1998      1999       1999      1999        1999
                          ---------  --------  --------  --------  ---------  --------  ---------  -----------
                                                     (dollars in thousands)
Revenue, net:
 Publishing.............  $159,240   $164,837  $148,224  $175,615  $144,609   $147,869  $ 137,199  $   168,603
 Internet...............     9,688     12,274    14,504    19,677    18,561     22,939     26,291       36,387
                          --------   --------  --------  --------  --------   --------  ---------  -----------
Total revenue...........  $168,928   $177,111  $162,728  $195,292  $163,170   $170,808  $ 163,490  $   204,990
 Percentage of total
  year..................      24.0%      25.2%     23.1%     27.7%     23.2%      24.3%      23.3%        29.2%
Cost of production......   (50,077)   (52,739)  (49,376)  (57,843)  (48,091)   (47,364)   (40,540)     (50,753)
Selling, general and
 administrative
 expenses...............   (96,021)   (94,830)  (92,816)  (93,176)  (90,426)   (92,815)  (102,103)    (123,802)
Stock-based compensation
 expense................       (63)       (63)      (63)      (59)   (1,295)    (1,741)    (1,297)      (5,583)
Depreciation and
 amortization of fixed
 assets.................    (4,572)    (5,190)   (5,069)   (4,035)   (4,763)    (5,243)    (5,468)      (8,394)
Amortization of
 intangible assets......   (18,800)   (20,340)  (20,605)  (20,210)  (21,559)   (22,982)   (24,136)     (18,285)
Restructuring...........       --         --        --    (46,021)      --         --         --           --
Impairment of Assets....       --         --        --        --        --         --         --    (1,048,185)
                          --------   --------  --------  --------  --------   --------  ---------  -----------
Income/(loss) from
 operations.............      (605)     3,949    (5,201)  (26,052)   (2,964)       663    (10,054)  (1,050,012)
Loss from Continuing
 Operations before tax..   (30,587)   (20,848)  (28,493)  (49,339)  (27,520)   (21,858)   (30,932)  (1,065,650)
Benefit for Income
 Taxes..................    (8,442)    (5,754)   (7,864)  (13,560)   (3,345)    (1,643)    (2,838)    (123,285)
                          --------   --------  --------  --------  --------   --------  ---------  -----------
Loss from Continuing
 Operations.............   (22,145)  (15,094)   (20,629)  (35,779)  (24,175)   (20,215)   (28,094)    (942,365)
Net Income (loss) from
 Discontinued
 Operations,
 net of taxes...........    17,024    (61,466)   16,131    44,149   (13,600)    17,073     13,063        1,616
                          --------   --------  --------  --------  --------   --------  ---------  -----------
 Net income/(loss)......  $ (5,121)  $(76,560) $ (4,498) $  8,370  $(37,775)  $ (3,142) $ (15,031) $  (940,749)
                          ========   ========  ========  ========  ========   ========  =========  ===========

Inflation and Fluctuations in Paper Prices and Postage Costs

  Ziff-Davis continually assesses the impact of inflation and changes in paper prices. Ziff-Davis generally enters into contracts for the purchase of paper which adjust the price on a quarterly basis. Paper prices began to rise in 1994, rose significantly in 1995 and 1996 and then decreased in 1997. During 1998, and 1999 paper prices were relatively flat. Management anticipates that paper prices will increase slightly and considers these matters in setting its pricing policies. Ziff-Davis frequently reviews its purchasing and manufacturing processes for opportunities to reduce costs and mitigate the impact of paper price and postage rate increases such as purchasing lighter-grade paper stock or, when paper prices are at cyclical lows, increasing paper inventory or entering into longer term contracts with suppliers. However, Ziff-Davis had not entered, and does not currently plan to enter, into long-term forward price or option contracts for paper. Management estimates postage costs will increase approximately 2% in 2000. As a result of the April 5, 2000 sale of most of ZD Publishing, Ziff-Davis expects that fluctuations in paper costs will not impact consolidated results in the future as much as they have in the past.

Year 2000 Readiness Disclosure

  Ziff-Davis completed its identification, remediation and testing of Year 2000 issues prior to the end of 1999 and has not, to date, experienced any significant problems as a result of the Year 2000 transition. Ziff-Davis incurred costs of approximately $14.3 million in 1999, of which approximately $7.3 million was capital in nature, to remediate Year 2000 issues.

Recently Issued Accounting Pronouncements

  SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, issued in June 1998, establishes accounting and reporting standards for derivative instruments and for hedging activities and is effective at the beginning of the first quarter of 2001. Ziff-Davis does not expect the adoption of SFAS No. 133 to have a material impact on Ziff-Davis' results of operations.

  Ziff-Davis expects to adopt this statement beginning with its 2001 financial statements.

Staff Accounting Bulletin No. 101

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. This bulletin summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements and is required to be adopted in the second quarter of 2000. Ziff-Davis Inc. has determined that adoption of this bulletin will not have a material impact on its financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Ziff-Davis Inc.

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, cash flows and changes in stockholders' equity, present fairly, in all material respects, the financial position of Ziff-Davis Inc. and its subsidiaries (the "Company") at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
New York, NY
March 28, 2000,
except for Notes 1, 21 and
22 which are as of April 13, 2000.

                                ZIFF-DAVIS INC.

                          CONSOLIDATED BALANCE SHEETS
           (dollars in thousands, except share and per share amounts)

                                                              December 31,
                                                          ---------------------
                                                             1998       1999
                                                          ---------- ----------
                         ASSETS
Current assets
  Cash and cash equivalents.............................. $   32,566 $   10,207
  Accounts receivable, net...............................    227,325     33,733
  Inventories............................................     15,551        468
  Prepaid expenses and other current assets..............     34,543      2,835
  Due from affiliates....................................     53,984      4,485
  Deferred taxes.........................................     22,262      6,423
                                                          ---------- ----------
Total current assets.....................................    386,231     58,151
Securities held for sale.................................         --        513
Property and equipment, net..............................     91,189     23,181
Intangible assets, net...................................  2,907,043    141,636
Assets held for sale.....................................         --    780,000
Net assets of discontinued operations....................         --    934,669
Other assets.............................................     49,340     49,695
                                                          ---------- ----------
Total assets............................................. $3,433,803 $1,987,845
                                                          ========== ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable...................................... $   74,397  $    1,734
  Accrued expenses......................................     97,319      79,240
  Unearned income, net..................................    152,081      12,808
  Due to affiliates and management......................      4,618          --
  Current portion of notes payable to affiliates........      7,692       6,923
  Other current liabilities.............................     14,591      10,224
                                                         ----------  ----------
Total current liabilities...............................    350,698     110,929
Notes payable to affiliates.............................     70,192      64,039
Notes payable, net of unamortized discount..............  1,469,130   1,100,736
Deferred taxes..........................................    165,082          --
Due to management.......................................      5,400          --
Other liabilities.......................................     20,703       3,876
                                                         ----------  ----------
Total liabilities.......................................  2,081,205   1,279,580
                                                         ----------  ----------
Commitments and contingencies (Notes 17 and 18)
Stockholders' equity:
  Preferred stock (1)...................................         --          --
  ZD common stock (2)...................................      1,000       1,034
  ZDNet common stock (2)................................         --         138
  Additional paid-in capital............................  1,571,681   1,915,173
  Accumulated deficit...................................   (197,238) (1,193,934)
  Deferred compensation.................................    (22,024)    (15,388)
  Unrealized loss on securities available for sale......         --        (249)
  Cumulative translation adjustment.....................       (821)      1,491
                                                         ----------  ----------
Total stockholders' equity..............................  1,352,598     708,265
                                                         ----------  ----------
Total liabilities and stockholders' equity.............. $3,433,803  $1,987,845
                                                         ==========  ==========

--------
(1) December 31, 1999: par value $0.1 per share, 10,000,000 shares authorized, no shares issued and outstanding; December 31, 1998: par value $.01 per share, 10,000,000 shares authorized, no shares issued and outstanding.
(2) December 31, 1999: par value $0.01 per share; 210,000,000 shares authorized; 103,467,728 shares of ZD common stock and 13,707,063 shares of ZDNet common stock issued and outstanding.
  December 31, 1998: par value $0.01 per share; 120,000,000 shares authorized; 100,000,000 shares of ZD common stock and no shares of ZDNet common stock issued and outstanding.

   The accompanying notes are an integral part of these financial statements.

                                ZIFF-DAVIS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (dollars in thousands, except share and per share amounts)

                                                 Years ended December 31,
                                             ----------------------------------
                                               1997       1998         1999
                                             --------  -----------  -----------
Revenue, net:
  Publishing...............................  $711,630  $   647,915  $   598,280
  Internet.................................    32,218       56,143      104,178
                                             --------  -----------  -----------
                                              743,848      704,058      702,458
                                             --------  -----------  -----------
Cost of production.........................   214,242      210,034      186,748
Selling, general and administrative
 expenses..................................   377,672      376,843      409,147
Stock-based compensation...................        --          248        9,916
Depreciation and amortization of property
 and equipment.............................    22,227       18,867       23,867
Amortization of intangible assets..........    85,064       79,955       86,963
Restructuring charge.......................        --       46,021           --
Write-down of intangible assets............        --           --    1,048,185
                                             --------  -----------  -----------
Income (loss) from operations..............    44,643      (27,910)  (1,062,368)
Interest expense, net--related party.......  (126,573)     (25,847)      (7,497)
Interest expense, net......................        --      (77,804)     (79,451)
Other non-operating income (loss), net.....      (433)       2,159        3,241
Minority interest..........................       400          134          117
                                             --------  -----------  -----------
Loss before taxes and discontinued
 operations................................   (81,963)    (129,268)  (1,145,958)
Income tax benefit.........................    (9,494)     (35,620)    (131,111)
                                             --------  -----------  -----------
Loss from continuing operations............   (72,469)     (93,648)  (1,014,847)
                                             --------  -----------  -----------
Results of operations from discontinued
 operations (net of tax of $8,182, $9,180
 and $10,991 in 1997, 1998 and 1999,
 respectively).............................     1,290       15,839      (9,024)
Gain on disposal of discontinued operations
 (net of taxes of $33,079).................        --           --       27,175
                                             --------  -----------  -----------
Income from discontinued operations........     1,290       15,839       18,151
                                             --------  -----------  -----------
Net loss...................................  $(71,179) $   (77,809) $  (996,696)
                                             ========  ===========  ===========
ZD loss per pro forma basic share from
 continuing operations.....................            $     (0.94) $     (9.88)
ZD earnings per pro forma basic share from
 discontinued operations...................            $      0.16         0.18
                                                       -----------  -----------
ZD loss per pro forma basic share..........            $     (0.78) $     (9.71)
                                                       ===========  ===========
ZD pro forma weighted average number of
 shares outstanding........................            100,000,000  102,715,875
ZDNet earnings per pro forma basic share...                         $      0.03
ZDNet earnings per pro forma diluted
 share.....................................                         $      0.02
ZDNet pro forma weighted average basic
 shares outstanding........................                          72,664,270
ZDNet pro forma weighted average diluted
 shares outstanding........................                          80,821,191

   The accompanying notes are an integral part of these financial statements.

                                ZIFF-DAVIS INC.

                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                   Years Ended December 31,
                                                  -----------------------------
                                                    1997      1998      1999
                                                  --------  --------  ---------
Net loss......................................... $(71,179) $(77,809) $(996,696)
Other comprehensive income (loss):
  Foreign currency translation adjustment........   (1,411)      954      2.312
  Unrealized loss on securities available for
   sale..........................................       --        --       (249)
                                                  --------  --------  ---------
Comprehensive loss............................... $(72,590) $(76,855) $(994,633)
                                                  ========  ========  =========



   The accompanying notes are an integral part of these financial statements.

                                ZIFF-DAVIS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (dollars in thousands)

                                                Years ended December 31,
                                             ---------------------------------
                                               1997       1998         1999
                                             --------  -----------  ----------
Cash flows from operating activities:
Net loss...................................  $(71,179) $   (77,809) $ (996,696)
Adjustments to reconcile net loss to net
 cash provided (used) by operating
 activities:
  Depreciation and amortization............   154,940      152,544     175,898
  Amortization of debt issuance costs and
   discounts...............................        --        2,430       6,839
  Write-down of intangible assets..........        --           --   1,048,185
  Gain on sale of business units...........        --           --     (80,674)
  Restructuring charge.....................        --       52,239          --
  Income from equity investments...........    (2,030)      (7,483)     (4,596)
  Deferred tax benefit.....................    (1,312)     (28,974)    (87,041)
  Stock-based compensation.................        --          248       9,916
  Minority interest........................      (400)        (134)    (20,766)
  Changes in operating assets and
   liabilities:
    Accounts receivable....................   (18,899)      (4,899)      5,894
    Inventories............................      (853)       2,923       3,121
    Accounts payable and accrued expenses..    (7,376)      (1,121)     11,724
    Unearned income........................   (20,194)      (5,326)     (5,099)
    Due to affiliates and management.......   (38,543)      (3,348)         --
    Other, net.............................     2,482       14,486     (13,430)
                                             --------  -----------  ----------
Net cash provided (used) by operating
 activities:                                   (3,364)      95,776      53,275
                                             --------  -----------  ----------
Cash flows from investing activities:
  Capital expenditures.....................   (30,196)     (36,599)    (75,570)
  Investments and other....................   (14,000)     (27,772)    (19,146)
  Proceeds from sale of business...........        --           --     130,105
  Returns from joint ventures..............        --           --       4,000
  Acquisitions, net of cash acquired.......        --           --    (45,986)
                                             --------  -----------  ----------
Net cash used by investing activities......   (44,196)     (64,371)     (6,597)
                                             --------  -----------  ----------
Cash flows from financing activities:
  Proceeds from equity offering............        --      380,337          --
  Proceeds from issuance of notes payable..        --      242,723          --
  Proceeds from issuance of common stock...        --           --     252,279
  Proceeds from sale of interest in ZDTV...        --           --      54,000
  Proceeds from issuance of bank debt......        --    1,240,200          --
  Proceeds from notes payable to
   affiliates..............................    10,000           --          --
  Payments of amounts due to affiliates....        --     (314,798)         --
  Repayments of credit facility............        --      (95,504)   (368,394)
  Borrowings under credit facility.........        --       65,504          --
  Principal payments on notes payable to
   affiliates..............................   (31,420)  (1,571,264)     (6,922)
  Payment of deferred financing fee........        --       (3,375)         --
  Purchase of treasury shares..............        --      (29,500)         --
  Sale of treasury shares..................        --       29,500          --
  Advance from majority shareholder........        --       20,377          --
  Contributed capital......................    69,366        6,660          --
  Payment of dividends.....................        --           --          --
                                             --------  -----------  ----------
Net cash provided (used) by financing
 activities................................    47,946      (29,140)    (69,037)
Net increase in cash and cash equivalents..       386        2,265     (22,359)
Cash and cash equivalents at beginning of
 period....................................    29,915       30,301      32,566
                                             --------  -----------  ----------
Cash and cash equivalents at end of
 period....................................  $ 30,301  $    32,566  $   10,207
                                             ========  ===========  ==========

   The accompanying notes are an integral part of these financial statements.

                                ZIFF-DAVIS INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            (dollars in thousands)

                   ZD Common Stock     ZDNet Common Stock
                  -------------------  ----------------------
                                                                      Additional   Retained                 Unrealized Cumulative
                                                            Treasury   Paid-In     Earnings      Deferred    Loss on   Translation
                    Shares     Amount    Shares     Amount   Shares    Capital     (deficit)   Compensation Securities Adjustment
                  -----------  ------  ------------ ----------------  ----------  -----------  ------------ ---------- -----------
Balance at
 December 31,
 1996...........          200  $  --            --   $  --  $   --    $  498,818  $   (48,250)   $ (2,448)    $ --       $  (364)
Return of
 capital........                                                        (381,434)
Capital
 contribution...                                                         128,482
Shares
 contributed to
 restricted
 stock plan.....                                                           2,464                   (2,464)
Compensation
 earned on
 restricted
 stock..........                                                                                    3,916
Net loss........                                                                      (71,179)
Foreign currency
 adjustment.....                                                                                                          (1,411)
                  -----------  ------  ------------  ------ -------   ----------  -----------    --------     -----      -------
Balance at
 December 31,
 1997...........          200     --            --      --      --       248,330     (119,429)       (996)      --        (1,775)
Capital
 contribution...                                                           9,007
Capitalization
 of amounts due
 to affiliates..                                                         908,673
Contribution of
 subsidiaries
 from SBH to
 Ziff-Davis
 Inc............   73,619,155     736
Initial public
 offering.......   25,800,000     258                                    375,235
Acquisition of
 fixed assets
 from an
 affiliate......      580,645       6                                      8,994
Purchase of
 treasury shares
 from SBH.......   (2,000,000)    (20)                      (29,480)
Sale of treasury
 shares to the
 public.........    2,000,000      20                        29,480
Stock option
 vested as
 severance......                                                             162
Conversion of
 Softbank stock
 options........                                                           3,018                   (3,018)
Issuance of
 ZDNet Options..                                                          18,262                  (18,262)
Net loss........                                                                      (77,809)
Compensation
 earned on
 restricted
 stock..........                                                                                      252
Foreign currency
 translation
 adjustment.....                                                                                                             954
                  -----------  ------  ------------  ------ -------   ----------  -----------    --------     -----      -------
Balance at
 December 31,
 1998...........  100,000,000  $1,000           --      --      --     1,571,681     (197,238)    (22,024)                  (821)
Issuance of
 common stock...    3,030,303      30                                     49,970
Sale of minority
 interest of
 subsidiary.....                                                           7,176
Compensation
 earned on stock
 options........                                                                                    6,081
Issuance of
 ZDNet shares,
 net of offering
 costs..........                         11,500,000     115              198,340
Shares issued to
 acquire
 minority
 interest in
 Gamespot.......                            600,000       6               12,025                     (443)
Shares issued to
 acquire
 Updates.com,
 Inc. ..........                            582,526       6               13,494
Shares issued to
 acquire
 Softseek.......                            991,038      10               18,990
Sale of shares
 under employee
 stock purchase
 plan...........      152,764       1                                      2,682
Stock options
 exercised......      320,733       3        57,211       1                2,135
Forfeiture of
 options........                                                            (998)                     998
Accelerated
 vesting of
 options........                                                          39,678
Unrealized loss
 on securities..                                                                                               (249)
Net loss........                                                                     (996,696)
Foreign currency
 translation
 adjustment.....                                                                                                           2,312
                  -----------  ------  ------------  ------ -------   ----------  -----------    --------     -----      -------
Balance at
 December 31,
 1999...........  103,467,728  $1,034    13,707,063  $  138 $   --    $1,915,173  $(1,193,934)   $(15,388)    $(249)     $ 1,491
                  ===========  ======  ============  ====== =======   ==========  ===========    ========     =====      =======
                    Total
                  ----------
Balance at
 December 31,
 1996...........  $ 447,756
Return of
 capital........   (381,434)
Capital
 contribution...    128,482
Shares
 contributed to
 restricted
 stock plan.....        --
Compensation
 earned on
 restricted
 stock..........      3,916
Net loss........    (71,179)
Foreign currency
 adjustment.....     (1,411)
                  ----------
Balance at
 December 31,
 1997...........    126,130
Capital
 contribution...      9,007
Capitalization
 of amounts due
 to affiliates..    908,673
Contribution of
 subsidiaries
 from SBH to
 Ziff-Davis
 Inc............        736
Initial public
 offering.......    375,493
Acquisition of
 fixed assets
 from an
 affiliate......      9,000
Purchase of
 treasury shares
 from SBH.......    (29,500)
Sale of treasury
 shares to the
 public.........     29,500
Stock option
 vested as
 severance......        162
Conversion of
 Softbank stock
 options........        --
Issuance of
 ZDNet Options..        --
Net loss........    (77,809)
Compensation
 earned on
 restricted
 stock..........        252
Foreign currency
 translation
 adjustment.....        954
                  ----------
Balance at
 December 31,
 1998...........  1,352,598
Issuance of
 common stock...     50,000
Sale of minority
 interest of
 subsidiary.....      7,176
Compensation
 earned on stock
 options........      6,081
Issuance of
 ZDNet shares,
 net of offering
 costs..........    198,455
Shares issued to
 acquire
 minority
 interest in
 Gamespot.......     11,588
Shares issued to
 acquire
 Updates.com,
 Inc. ..........     13,500
Shares issued to
 acquire
 Softseek.......     19,000
Sale of shares
 under employee
 stock purchase
 plan...........      2,683
Stock options
 exercised......      2,139
Forfeiture of
 options........        --
Accelerated
 vesting of
 options........     39,678
Unrealized loss
 on securities..       (249)
Net loss........   (996,696)
Foreign currency
 translation
 adjustment.....      2,312
                  ----------
Balance at
 December 31,
 1999...........  $ 708,265
                  ==========

  The accompanying notes are an integral part of these financial statements.

                                ZIFF-DAVIS INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (numbers rounded to the nearest thousand, except share and per share amounts)

1. The Company and Basis of Presentation

 Formation of Ziff-Davis Inc.

  Ziff-Davis Inc. was formed through an initial public offering and a reorganization that were completed on May 4, 1998. (See Note 2). Prior to that date, the predecessors of Ziff-Davis Inc. (currently named ZD Inc. ("ZDI") and ZD Events Inc.) were wholly-owned indirect subsidiaries of SOFTBANK Corp. (together with its non-Ziff-Davis Inc. affiliates, "Softbank"). As such, financial statements for periods prior to May 4, 1998 have been prepared on a combined basis while the financial statements for the periods after May 4, 1998 have been prepared on a consolidated basis.

  As further described below, the consolidated financial statements include the accounts of ZDI and ZD Events for all periods presented. In addition, the results of the MAC Assets (as defined below) which were acquired in two tranches on October 31, 1997 and May 4, 1998 have been included in Ziff-Davis Inc.'s financial statements for all periods presented. These results have been included in a manner similar to a pooling of interests, as the MAC Assets, ZDI and ZD Events Inc. were under common control at the time the MAC Assets were acquired by Ziff-Davis Inc. (See relationship with Softbank and MAC below).

 1999 Restructuring

  Ziff-Davis is in the process of disposing of substantially all of its ZD businesses as part of a comprehensive restructuring described in its proxy statement dated February 7, 2000. Ziff-Davis has already completed the sale of ZD Market Intelligence, ZD Education, ZD Publishing (excluding Computer Shopper, Smart Planet and an investment in Red Herring Communications) and its equity interest in ZDTV. In addition, Ziff-Davis announced on March 7, 2000 that it intends to recapitalize and spin off its ZD Events group to the holders of ZD common stock. See Notes 20, 21 and 22.

 Relationship with Softbank and MAC

  Softbank is the indirect majority shareholder of Ziff-Davis Inc. Softbank is a Japanese corporation, which at the time of the acquisition of the MAC Assets from MAC Inc. ("MAC") was majority owned directly and indirectly by its president, Mr. Son. As of December 31, 1999, Mr. Son owned approximately 38% of Softbank (45% as of December 31, 1998). MAC, also a Japanese corporation, was wholly owned by Mr. Son.

 Operations and acquisitions

  Ziff-Davis Inc. operates in two business segments: (1) publishing and (2) Internet. The Company's other businesses are reported as discontinued operations, see Note 20.

 Publishing

  The publishing segment is engaged in publishing magazines and electronic information products about the computer industry. The publishing segment's principal operations are in the U.S. and Europe, although it also licenses or syndicates its editorial content to over 50 other publications distributed worldwide.

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

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


 Acquisition of ZDI (formerly Ziff-Davis Publishing Company and Ziff-Davis Holdings Corp.)

  In February 1996, Softbank acquired the stock of Ziff-Davis Holdings Corp. ("Holdings") for an aggregate purchase price of approximately $1,800,000,000, plus transaction costs. Concurrent with the acquisition, in a separate agreement, MAC directly or through wholly owned affiliates, acquired certain of the assets and assumed certain of the liabilities of ZDI (the "MAC Assets") for an aggregate purchase price of approximately $302,000,000.

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

  The acquisitions from MAC described above have been accounted for in a manner similar to a pooling of interests as all entities involved were under common control at the time of the acquisitions. Accordingly, the accompanying consolidated financial statements include the results of operations of the MAC Assets for all periods presented.

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

 Acquisition of GameSpot, Inc.

  In January 1997, SOFTBANK Holdings, Inc., an affiliate of Ziff-Davis Inc. ("SBH"), acquired a 70% interest in GameSpot, Inc. ("GameSpot", formerly SpotMedia Communications, Inc.) for approximately $3,000,000. Ziff-Davis Inc. provided funds for this acquisition to SBH. As part of the initial public offering and reorganization that was completed on May 4, 1998 (described below), GameSpot was contributed to ZDNet.

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)

Because GameSpot and Ziff-Davis Inc. were under common control at the time of the transaction, the GameSpot acquisition has been accounted for in a manner similar to a pooling of interests and GameSpot's results have been included in ZDNet's results since the time of common ownership (January 1997). The "pooling" of GameSpot's results in a non-cash capital contribution of $5,167,000 for the year ended December 31, 1997.

  On April 7, 1999, ZDNet acquired the remaining 30% interest in GameSpot by issuing 600,000 shares of ZDNet stock valued at $19.00 per share. The transaction was accounted for using the purchase method of accounting and the entire purchase price was allocated to goodwill.

 Acquisition of ZDTV

  On February 4, 1999, Ziff-Davis Inc. purchased ZDTV at a purchase price of approximately $81,400,000. Ziff-Davis Inc. paid approximately $32,800,000 of the purchase price in cash and paid the remainder by applying approximately $48,600,000 in advances owed to it by MAC Holdings America. Ziff-Davis Inc. also agreed to be responsible for the funding of ZDTV during the period in 1999 prior to the purchase which was accounted for as additional purchase price. On November 19, 1999, Ziff-Davis Inc. announced that it had entered into a definitive agreement to sell its interest in ZDTV to Vulcan Programming. The sale closed during January 2000. Because of the decision to sell ZDTV, the results of ZDTV for the period from the date of acquisition through December 31, 1999 are included in the results of operations from discontinued operations.

 Acquisition of Updates.com

  During July 1999, ZDNet acquired 100% of the operations of Updates.com, Inc. ZDNet paid cash of approximately $5,000,000 and issued 582,526 shares of ZDNet stock valued at $23.175 per share. The transaction was accounted for under the purchase method of accounting. The results of Updates.com have been included in ZDNet's results from the date of acquisition through December 31, 1999 and are not material to Ziff-Davis Inc.'s financial statements. The excess of purchase price over net assets acquired was $18,451,000.

 Acquisition of Softseek, Inc.

  During August 1999, ZDNet acquired 100% of the operations of Softseek, Inc. ZDNet paid cash of approximately $7,000,000 and issued 991,038 shares of ZDNet stock valued at $19.17 per share. The transaction was accounted for under the purchase method of accounting. The results of Updates.com have been included in ZDNet's results from the date of acquisition through December 31, 1999 and are not material to Ziff-Davis Inc.'s financial statements. The excess of purchase price over net assets acquired was $25,964,000.

2. Reorganization, Initial Public Offering and ZDNet Stock Initial Public
Offering

  On February 4, 1998, a nonstock corporation, ZD Inc., was formed in contemplation of a reorganization and initial public offering of Ziff-Davis Inc. Upon completion of the initial public offering (described below), Ziff-Davis Inc. was renamed ZD Inc. and ZD Inc. was renamed Ziff-Davis Inc.

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

 ZDNet Stock Initial Public Offering

  The stockholders of Ziff-Davis Inc. voted on a proposal (the "Tracking Stock Proposal") to authorize the issuance of a new series of common stock, to be designated as Ziff-Davis Inc.--ZDNet Common Stock ("ZDNet stock"), intended to reflect the performance of Ziff-Davis Inc.'s online business division ("ZDNet"). Immediately prior to the issuance of the ZDNet stock, Ziff-Davis Inc.'s existing common stock was re-classified as Ziff-Davis Inc.--ZD Common Stock ("ZD stock"), and that stock is intended to reflect the performance of Ziff-Davis Inc.'s other businesses and a "Retained Interest" in ZDNet (i.e., Ziff-Davis Inc.'s retained interest in ZDNet excluding the interest intended to be represented by outstanding shares of ZDNet stock) (collectively, "ZD").

  Ziff-Davis Inc. offered to the public, for cash, 10,000,000 shares of ZDNet stock which represented approximately 14% of the equity value attributed to ZDNet. The ZDNet stock offering was issued on March 31, 1999.

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

 Inventories

  Inventories, which consist principally of paper, are stated at the lower of cost or market. Cost is determined on a first-on, first-out basis.

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

 Investments

  Ziff-Davis Inc. holds investments in various businesses related to Ziff-Davis Inc.'s businesses. When Ziff-Davis Inc. owns a significant percentage of an investee's equity, or has the ability to exert significant influence over the investee's management, the Company accounts for the investment using the equity method of accounting. Investments that do not represent a significant percentage of the investee's equity, or Ziff-Davis does not have the ability to significantly influence the investee's management are accounted for on a cost basis.

 Intangible assets

  Intangible assets consist principally of advertising lists, exhibitor relationships, trademarks and trade names and goodwill. Amortization of these assets is computed on a straight-line basis over estimated useful lives. Identifiable intangible assets are amortized over a period of 2 to 40 years and goodwill, which represents the excess of the purchase price over the estimated fair values of net assets acquired, is amortized over a period of 5 to 40 years. (See Note 7). Ziff-Davis Inc. assesses the recoverability of intangible assets whenever adverse events or changes in circumstances indicate that expected future cash flows (undiscounted and without interest charges) may not be sufficient to support the carrying amount of intangible assets. If undiscounted cash flows are not sufficient to support the recorded value of assets, an impairment loss is recognized to reduce the carrying value of the intangibles to estimated recoverable value.

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

 Operating costs and expenses

  Cost of production includes the direct costs of producing magazines, online content, primarily paper, printing and distribution. Selling, general and administrative costs include subscriber acquisition costs which are expensed as incurred. Editorial and product development costs are expensed as incurred. Product development costs include the cost of artwork, graphics, prepress, plates and photography for new products.

 Reportable segments

  In 1998, Ziff-Davis Inc. adopted Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise, replacing the "industry segment" approach with the "management approach". The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of Ziff-Davis Inc.'s reportable segments. SFAS No. 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS No. 131 did not affect results of operations or financial position but did affect the disclosure of segment information. (See Note 19).

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

 Interest rate swaps

  Ziff-Davis Inc. periodically uses interest rate swaps to manage its exposure to interest rate fluctuations on its floating rate debt. These interest rate swaps are entered into for hedging purposes and as such, must be designated and effective as a hedge against the risk of increased interest rates. Under the terms of the agreements, Ziff-Davis Inc. pays a fixed interest rate on a notional amount and receives a variable interest rate on the same notional amount. The differential between the amounts paid and received is recorded as additional interest expense. Interest rate swaps designated but no longer effective as a hedge would be reported at market value and the related gains and losses would be recognized in earnings. Gains or losses on termination of interest rate swaps would be deferred and recognized ratably in earnings over the term of the underlying debt.

 Stock-based compensation
  Ziff-Davis Inc. has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), to account for stock options. Effective January 1, 1996, Ziff-Davis Inc. adopted the disclosure-only provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation.

 Earnings per share

  Earnings per share data for 1997 has been omitted on the basis that it is not meaningful due to the insignificant number of shares outstanding.

   ZD loss per share data for 1998 is calculated on a pro forma basis as if the ZD shares issued in connection with the Reorganization and initial public offering described in Note 2 were outstanding as of January 1, 1998. The loss per share for ZD has been presented based on the separate income (loss) of the ZD group on a continuing and a discontinued operations basis. In order to reflect the initial issuance of ZDNet stock on March 30, 1999 (as described in Note 2), the separate income (loss) of the ZD group on a continuing

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)

operations basis included 100% of the income (loss) of the ZDNet group for 1998 and the first quarter of 1999 and approximately 84% of the income of the ZDNet group for the last three quarters of 1999. As a result, in 1999, ZD had a loss from continuing operations of $1,015,226,000 and income from discontinued operations of $18,151,000 for a combined net loss of $997,075,000. Options to purchase shares of ZD common stock that could potentially dilute basic earnings per share were not included in the computation of diluted earnings per share because they were anti-dilutive. There were options to purchase 3,773,235 and 6,691,305 shares of ZD common stock at December 31, 1999 and 1998, respectively.

  For the year ending December 31, 1999, the Company has presented its earnings per share for both series of common stock--ZD and ZDNet. The earnings per share for ZDNet is presented on a pro forma basis based on the separate income of the ZDNet group (as set forth in the ZDNet financial statements included later in this Form 10-K), assuming all shares had been issued on January 1, 1999. Options to purchase ZDNet stock that could potentially dilute basic earnings per share were included in the calculation of diluted earnings per share for ZDNet, using the treasury stock method. There were options to purchase 8,386,129 shares of ZDNet common stock included in the calculation.

 Comprehensive income

  Ziff-Davis Inc. implemented SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. This standard requires Ziff-Davis Inc. to report the total changes in stockholders' equity that do not result directly from transactions with stockholders, including those which do not affect retained earnings. These changes are not material to Ziff-Davis Inc.'s consolidated financial statements.

 New accounting pronouncement

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities and is effective for all fiscal quarters beginning with the first quarter of 2001. Ziff-Davis Inc. does not expect the adoption of SFAS No. 133 to have a material impact on Ziff-Davis Inc.'s result of operations. Ziff-Davis Inc. will adopt SFAS No. 133 beginning with its 2001 financial statements.

 Staff Accounting Bulletin No. 101

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. This bulletin summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements and is required to be adopted in the second quarter of 2000. Ziff-Davis Inc. has determined that adoption of this bulletin will not have a material impact on its financial statements.

 Reclassifications and restatements

  Certain amounts have been reclassified, where appropriate, to conform to the current financial statement presentation. The 1997 and 1998 financial statements have been restated to reflect the Company's events, market intelligence, education and television businesses as discontinued operations in accordance with Accounting Principles Board Opinion No. 30.

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


4. 1998 Restructuring

  Margin pressure on computer equipment manufacturers, industry and product delays, lower demand in Asia and a focus on the Year 2000 transition are contributing to a reduced demand for advertising in Ziff-Davis Inc.'s magazines, principally PC Magazine, PC/Computing, Computer Shopper and PC Week. Ziff-Davis Inc. believes these factors are continuing.

  As a result of this reduced demand, in October 1998, Ziff-Davis Inc. announced a restructuring program with the intent of significantly reducing its cost base. Ziff-Davis Inc. incurred a pre-tax charge of $52,239,000 for this restructuring program. Of the total charge, $46,021,000 relates to continuing operations. The charge included asset impairment costs ($37,890,000), employee termination costs ($8,668,000) and costs to exit activities ($5,681,000) principally resulting from the closing of three publications (Windows Pro, Internet Business and Equip) and the reduction of Ziff-Davis Inc.'s work force by 310 employees. The charge also included costs resulting from the discontinuation of certain educational journals and trade shows. The following sets forth additional detail concerning the principal components of the charge:


  . Asset impairment costs totaled $37,890,000. These costs, which are non-cash, included the write-off of intangible assets, primarily subscriber lists, advertising lists, trade names and goodwill, associated with the discontinued publications ($34,245,000) and trade shows ($2,930,000) as well as deferred marketing expenses associated with the discontinued educational journals ($715,000).

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

  All of these costs had been paid by December 31, 1999.

5. Account Receivable, Net

  Accounts receivable, net consist of the following:

                                                             December 31,
                                                           ------------------
                                                             1998      1999
                                                           --------  --------
                                                              (dollars in
                                                              thousands)
      Account receivable.................................. $312,706  $ 47,435
      Allowance for doubtful accounts, returns and
       cancellations......................................  (85,381)  (13,702)
                                                           --------  --------
                                                           $227,325  $ 33,733
                                                           ========  ========

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


6. Property and Equipment, Net

Property and equipment, net consist of the following:

                                                               December 31,
                                                             ------------------
                                                               1998      1999
                                                             --------  --------
                                                                (dollars in
                                                                thousands)
      Computers and equipment............................... $ 78,587  $ 24,220
      Leasehold improvements................................   62,672     3,926
      Furniture and fixtures................................   29,646    11,143
                                                             --------  --------
                                                              170,905    39,289
      Accumulated depreciation and amortization.............  (79,716)  (16,108)
                                                             --------  --------
                                                             $ 91,189  $ 23,181
                                                             ========  ========

7. Intangible Assets, Net

  Intangible assets, net consist of the following:

                                                              December 31,
                                               Range of    --------------------
                                              Useful lives    1998       1999
                                             ------------- ----------  --------
                                                               (dollars in
                                                (years)        thousands)
     Advertising lists......................      7-34     $  872,400  $ 62,959
     Exhibitor relationships................      4-27        154,070       --
     Trademark/trade names..................     30-40        709,306    14,947
     License agreements.....................      6-14         11,212       --
     Subscribers lists......................      3-10         51,375     4,070
     Other..................................      2-20         58,837    13,726
     Goodwill...............................      5-40      1,419,892   113,859
                                                           ----------  --------
                                                            3,277,092   209,561
     Accumulated amortization...............                 (370,049)  (67,925)
                                                           ----------  --------
                                                           $2,907,043  $141,636
                                                           ==========  ========

  Intangible assets primarily relate to the acquisitions of ZDI, ZD Events and the MAC Assets. As discussed in Note 1, the acquisitions were accounted for under the purchase method of accounting. As such, the purchase price of these acquisitions was allocated to tangible and identifiable intangible assets with the remaining amount being allocated to goodwill.

  Advertising lists, exhibitor relationships and subscribers lists were recorded at estimated fair value as determined by an income approach. Trademarks/trade names were recorded at estimated fair value using a relief from royalty approach.

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

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)

  Recoverability of goodwill and intangible assets is assessed at a minimum on an annual basis. Impairments would be recognized in operating results if a permanent diminution in value were to occur based upon an undiscounted cash flow analysis. In connection with the restructuring described in Note 4, in 1998, Ziff-Davis Inc. recorded a $37,175,000 write-down of intangible assets associated with discontinued publications and events.

  As a result of the decision reached in the fourth quarter of 1999 to sell certain of the Company's publishing assets, the Company evaluated the related intangible assets for a decline in fair value on a held for sale basis. The fair value of the related intangible assets was determined based upon the Company's agreement to sell these assets to a third party; accordingly the Company recorded a write down of these intangible assets totaling $778,761,000.

  As a result of a decline in revenues and cash flow of the Company's Computer Shopper magazine and anticipated loss of operational synergies resulting from the planned sale of the rest of the Company's publishing businesses, the Company evaluated its intangible assets associated with the Computer Shopper for impairment on a held for use basis. This analysis indicated that the intangible assets would not be recoverable and the Company wrote these intangible assets down by $269,424,000 in the fourth quarter of 1999 to fair value based upon an independent third party appraisal.

8. Accrued Expenses

  Accrued expenses consist of the following:

                                                                 December 31,
                                                                ---------------
                                                                 1998    1999
                                                                ------- -------
                                                                  (dollars in
                                                                  thousands)
      Payroll and related employee benefits.................... $26,351 $10,575
      Accrued interest.........................................  13,678  16,088
      Restructuring reserve....................................   7,260     --
      Other taxes payable......................................   2,674   5,675
      Other....................................................  47,356  46,902
                                                                ------- -------
                                                                $97,319 $79,240
                                                                ======= =======


9. Unearned Income

  Unearned income consists of the following:

                                                                December 31,
                                                              -----------------
                                                                1998     1999
                                                              --------  -------
                                                                (dollars in
                                                                 thousands)
      Unexpired subscriptions................................ $ 66,018  $12,808
      Prepaid conference fees................................   95,706      --
      Reserve for cancellations..............................   (9,643)     --
                                                              --------  -------
                                                              $152,081  $12,808
                                                              ========  =======

10. Income Taxes

  Prior to the Reorganization and initial public offering described in Note 2, the subsidiaries of Ziff-Davis Inc. had been included in consolidated U.S. federal income tax returns filed by Softbank, except for operations

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)

relating to the MAC Assets (described in Note 1), which were assets of a separate taxpayer. No tax benefit has been recorded for the losses related to the MAC Assets, as such losses are not available to Ziff-Davis Inc. Following the Reorganization, Ziff-Davis Inc. filed its own U.S. Federal consolidated tax return and was no longer included in the consolidated U.S. federal tax returns filed by Softbank. The tax expense reflected in the consolidated statement of operations and tax liabilities reflected in the consolidated balance sheets for the periods prior to the Reorganization have been prepared on a separate return basis as though Ziff-Davis Inc. filed stand-alone income tax returns.

  Income (loss) from continuing operations before income taxes is attributable to the following jurisdictions:

                                                        December 31,
                                               --------------------------------
                                                 1997      1998        1999
                                               --------  ---------  -----------
                                                   (dollars in thousands)
      U.S..................................... $(84,110) $(126,164) $(1,140,669)
      Foreign.................................    2,147     (3,104)      (5,289)
                                               --------  ---------  -----------
        Total................................. $(81,963) $(129,268)  (1,145,958)
                                               ========  =========  ===========

  Components of the provision (benefit) for income taxes for continuing operations are as follows:

                                                         December 31,
                                                  ----------------------------
                                                   1997      1998      1999
                                                  -------  --------  ---------
                                                    (dollars in thousands)
     U.S. federal income taxes:
       Current................................... $   --   $    --   $     --
       Deferred..................................  (7,357)  (30,447)  (115,719)
     State and local income taxes:
       Current...................................     --        --         --
       Deferred..................................  (2,137)   (7,718)   (16,779)
     Foreign income taxes:
       Current...................................     --      2,545      1,387
       Deferred..................................     --        --         --
                                                  -------  --------  ---------
         Total provision (benefit) for income
          taxes.................................. $(9,494) $(35,620) $(131,111)
                                                  =======  ========  =========

  A reconciliation of the U.S. federal statutory tax rate to Ziff-Davis Inc.'s effective tax rate on loss from continuing operations before income taxes is as follows:

                                                              December 31,
                                                            ------------------
                                                            1997   1998  1999
                                                            -----  ----  -----
      Federal statutory tax rate...........................  35.0% 35.0%  35.0%
      State and local taxes (net of federal tax benefit)...   6.0   3.9    3.6
      Non-recognition of combined losses of MAC Assets..... (24.9) (3.5)   --
      Valuation allowance..................................   --    --   (16.9)
      Non-deductible write-down of goodwill................   --    --    (9.6)
      Amortization of non-deductible goodwill..............  (3.7) (2.0)  (0.4)
      Other................................................  (0.8) (5.8)  (0.3)
                                                            -----  ----  -----
      Effective tax rate...................................  11.6% 27.6%  11.4%
                                                            =====  ====  =====

   The effective tax rate on continuing operations for the years ended December 31, 1997 and 1998 differ from the statutory tax rate primarily as a result of Ziff-Davis Inc.'s inability to deduct losses of the MAC

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)

Assets prior to May 4, 1998 and non-deductible goodwill amortization primarily related to the acquisition of 100% of the stock of Holdings in 1996. The effective tax rate on continuing operations for the year ended December 31, 1999 differs from the statutory tax rate primarily as a result of a significant increase in the valuation allowance as described below, and the write-down of non-deductible goodwill associated with the intangible asset write-down as described in Note 7. The tax provision (benefit) disclosure above does not include the tax on results of operations from discontinued operations and loss on disposal of discontinued operations as shown in the consolidated statement of operations, net of tax.

  Following is a summary of the components of the deferred tax accounts at December 31, 1998 and 1999:

                                                  December 31,
                                            -------------------------
                                              1998          1999
                                              ----          ----
                                                        (dollars in thousands)
      Current deferred tax assets and
       (liabilities):
        Allowance for doubtful accounts.... $  15,769  $       13,617
        Unearned income....................     6,309           2,733
        Other..............................       184           2,974
                                            ---------  --------------
          Current deferred tax assets......    22,262          19,324
                                            ---------  --------------
      Noncurrent deferred tax assets and
       (liabilities):
        Stock-based compensation...........       --            3,981
        Basis difference in intangible
         assets............................  (247,832)         60,075
        Basis difference in property and
         equipment.........................    12,274           7,732
        Net operating loss and other
         carryforwards.....................    91,637          95,505
        Other..............................    15,149           2,636
                                            ---------  --------------
          Noncurrent deferred tax assets
           (liabilities)...................  (128,772)        169,929
                                            ---------  --------------
      Valuation allowance..................   (36,310)       (182,830)
                                            ---------  --------------
      Net deferred tax assets
       (liabilities)....................... $(142,820) $        6,423
                                            =========  ==============

  The December 31, 1999 deferred tax balances relate to continuing operations and do not include those deferred tax balances attributable to discontinued operations or assets held for sale as described in Notes 20 and 21, respectively, as discontinued operations and assets held for sale are presented net of tax effects.

  As of December 31, 1998 and 1999, Ziff-Davis Inc. had total deferred tax assets of $141,322,000 and $189,253,000, respectively, and total deferred tax liabilities of $247,832,000 and $0, respectively. The December 31, 1998 and 1999 total deferred tax assets are reduced by a valuation allowance of $36,310,000 and $182,830,000, respectively. The valuation allowance increased significantly in 1999, due to the planned sale of publishing assets (described in Note 21), the related write-down of goodwill and intangible assets (described in Note 7) and discontinued operations (described in Note 20), all of which will impact future taxable income and Ziff-Davis Inc.'s ability to realize deferred tax assets relating to net operating loss carryovers and other future deductible temporary differences. In addition, no deferred tax asset has been established for the losses associated with the MAC Assets, inasmuch as such losses will not be available to Ziff-Davis Inc.

  As of December 31, 1999, net deferred tax liabilities related to discontinued operations are $60,000,000 and net deferred tax assets (before valuation allowance) related to assets held for sale are $79,426,000, which has been reduced to nil by a full valuation allowance. Discontinued operations and assets held for sale are presented in these financial statements net of these tax effects.

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)

  At December 31, 1999, Ziff-Davis Inc. had U.S. and foreign net operating loss carryforwards of approximately $243,303,000 which begin to expire in 2000. Ziff-Davis Inc.'s utilization of certain net operating loss carryforwards of approximately $123,273,000, is subject to limitations, due to the change of ownership resulting from the Softbank acquisition of the Holdings stock on February 29, 1996. A valuation allowance was established to reduce the deferred tax asset relating to the carryforward, as discussed above. In addition, Ziff-Davis Inc. has alternative minimum tax credit carryforwards of $385,000 which may be carried forward indefinitely until used, which have also been reduced by a valuation allowance.

  Undistributed earnings of foreign subsidiaries for which no deferred taxes have been provided were approximately $3,720,000 at December 31, 1999 and are intended to be permanently reinvested.

11. Notes Payable

  A summary of Ziff-Davis Inc.'s notes payable at December 31, 1998 and 1999 is as follows:

                                                            December 31,
                                                       -----------------------
                                                          1998         1999
                                                       -----------  ----------
                                                       (dollars in thousands)
     Notes payable to affiliates (Note 12)...........  $    77,884  $   70,962
                                                       -----------  ----------
     8 1/2% Senior Subordinated Notes (1)............      249,130     249,236
     Credit Facility:
       Revolving credit..............................      270,000     301,500
       Term Loan A...................................      450,000     260,000
       Term Loan B...................................      500,000     290,000
                                                       -----------  ----------
     Third party notes payable.......................    1,469,130   1,100,736
                                                       -----------  ----------
     Total notes payable.............................    1,547,014   1,171,698
     Less current portion notes payable to
      affiliates.....................................       (7,692)     (6,923)
                                                       -----------  ----------
                                                       $ 1,539,322  $1,164,775
                                                       ===========  ==========

--------

(1) Net of unamortized discount of $764.

 8 1/2% senior subordinated notes

  On May 4, 1998, Ziff-Davis Inc. issued 8 1/2% Senior Subordinated Notes due 2008 (the "Notes") in the aggregate principal amount of $250,000,000. The notes were issued at a discount of $915,000 which is being amortized to interest expense over the term of the Notes. Included in the balance sheet at December 31, 1999 as a reduction of long-term debt is $764,000 representing the unamortized discount on the Notes. Interest on the Notes is payable semi-annually on May 1 and November 1 of each year. Redemption of the Notes by Ziff-Davis Inc. is subject to certain limitations. The Notes are subordinated to all existing and future senior indebtedness.

  See Note 22 (Subsequent Events).

 Credit facility

  Ziff-Davis Inc. was party to a secured guaranteed credit agreement with The Bank of New York, Morgan Stanley Senior Funding, DLJ Capital Funding and The Chase Manhattan Bank, as agents, to provide a $1,350,000 term credit facility. The amount outstanding under this facility at December 31, 1999 was

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)

$851,500,000. The credit facility originally consisted of (1) a seven-year $400,000,000 reducing revolving credit facility, with $301,500,000 drawn as of December 31, 1999, (2) a seven-year $450,000,000 term loan ("Term Loan A") and
(3) an eight-year $500,000,000 term loan ("Term Loan B"). As of December 31, 1999, the Company had paid $190,000,000 on the Term Loan A and $210,000,000 on the Term Loan B. Under the credit facility, Ziff-Davis Inc. paid interest at rates ranging from LIBOR plus 1.625% to LIBOR plus 3.375%. See "--Amendment to credit facility" below.

  Term Loan A amortizes as follows:

  .  $35.0 million in 2002

  .  $90.0 million in 2003 and 2004

  .  $45.0 million in 2005.

  Term Loan B matures in March 2006.

  The Notes and the credit facility are secured, in part, by a first priority security interest in capital stock of certain subsidiaries of Ziff-Davis Inc. and are guaranteed by certain wholly-owned domestic subsidiaries of Ziff-Davis Inc., in each case, including ZD and ZD Events.

  On December 16, 1998, the lenders on Ziff-Davis Inc.'s $1,350,000,000 credit facility agreed to amend certain provisions of that facility. The amended provisions include an increase in allowed leverage ratios. In return, Ziff-Davis Inc. agreed to pay a one-time fee of $3,375,000 and increase rates on amounts borrowed under the facility to rates ranging from LIBOR plus 1.625% to LIBOR plus 3.375%, depending on the type of loan and the Company's level of leverage, as defined, at the time of borrowing. The fee has been capitalized and will be amortized to interest expense over the remaining term of the facility.

  Under its most restrictive covenant, Ziff-Davis Inc. could have borrowed an additional $98,500,000 under the credit facility at December 31, 1999.

  See Note 22 (Subsequent Events).

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

  The failure to satisfy any of the covenants would constitute an event of default under the credit facility. The credit facility also includes other customary events of default, including, without limitation, nonpayment, misrepresentation in a material respect, cross-default to other indebtedness, bankruptcy, ERISA, judgments and change of control. At December 31, 1999, management believes that Ziff-Davis Inc. was in compliance with all covenants under its debt agreements.

 Related party debt

  In March 1995, Ziff-Davis Inc. entered into a $100,000,000 note payable to Softbank due in quarterly installments, maturing on February 28, 2010 and bearing interest at 9.9% per annum.

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


  See Note 12 (Related Party Transactions).

 Scheduled principal repayments

  Scheduled principal payments due on long-term debt at December 31, 1999 are as follows:

                                                               December 31,
                                                                   1999
                                                               ------------
                                                          (dollars in thousands)
      2000...............................................       $    6,923
      2001...............................................            6,923
      2002...............................................           41,923
      2003...............................................           96,923
      2004...............................................           96,923
      Thereafter.........................................          922,847
                                                                ----------
      Total..............................................        1,172,462
      Less unamortized discount..........................             (764)
                                                                ----------
      Notes payable, net.................................       $1,171,698
                                                                ==========

 Interest rate swaps

  On June 10, 1998, Ziff-Davis Inc. entered into interest rate swap agreements, with an aggregate notional amount of $550,000,000. Under these swap agreements, which took effect on August 10, 1998, Ziff-Davis Inc. receives a floating rate of interest based on three-month LIBOR, which resets quarterly, and Ziff-Davis Inc. pays a fixed rate of interest, each quarter, for the terms of the respective agreements. The terms of these agreements range from 3 to 7 years and the weighted average fixed rate Ziff-Davis Inc. pays is 5.85%. Ziff-Davis Inc. entered into these agreements solely to hedge its interest rate risk under its floating bank debt. As of April 12, 2000, all of these swaps were unwound. The Company realized a net gain of $13.7 million, $2.9 million of which was received during 1999, on the termination of these swap agreements.

  See Note 22 (Subsequent Events).

12. Related Party Transactions

  Ziff-Davis Inc. is a member of a group of companies affiliated through common ownership with Softbank and has various transactions and relationships with members of the group. Due to these relationships, it is possible that the terms of those transactions are not the same as those that would result from transactions among unrelated parties.

 Receivables/payables

  Due from affiliates consists of the following:

                                                               December 31,
                                                          -----------------------
                                                             1998        1999
                                                          ----------- -----------
                                                          (dollars in thousands)
      Due from:
        MAC..............................................     $50,704 $      987
        Softbank.........................................       1,557      1,894
        Management.......................................         --       1,344
        Other affiliates.................................       1,723        260
                                                          ----------- ----------
                                                          $    53,984 $    4,485
                                                          =========== ==========

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)

  Due to affiliates and management consists of the following:

                                                              December 31,
                                                         ------------------------
                                                             1998       1999
                                                         ------------ -----------
                                                         (dollars in thousands)
      Due to:
        Management (including long-term portion)........ $      9,900 $     --
        Other affiliates................................          118       --
                                                         ------------ ---------
                                                         $     10,018 $     --
                                                         ============ =========

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

 Other affiliated arrangements

  During the years ended December 31, 1997, 1998 and 1999, Ziff-Davis Inc. incurred, $1,631,000, $270,000 and $333,000, respectively, in advertising expense with Yahoo!, Inc. ("Yahoo!"), an affiliated company.

  Ziff-Davis Inc. sells advertising space and exhibition services to Kingston. During the years ended December 31, 1997, 1998 and 1999, Ziff-Davis Inc. recorded revenue of $2,667,000, $3,070,000 and $2,015,000, respectively, from sales to Kingston. These services were provided under terms consistent with those provided to unaffiliated customers.

  In addition, on May 4, 1998, Ziff-Davis Inc. purchased $9,107,000 of fixed assets from Kingston in exchange for cash and common stock of Ziff-Davis Inc. Such fixed assets were subsequently leased back to Kingston. Rental income included as a reduction of selling, general and administrative expenses related to this transaction was $3,600,000 in 1999 and $2,400,000 in 1998, respectively.

  Ziff-Davis Inc. has entered into an agreement to manage certain trade shows and expositions owned by Softbank, whereby Ziff-Davis Inc. earns management, royalty and licensing fees. The fees earned for the years ended December 31. 1997, 1998 and 1999 were $4,057,000, $1,117,000 and $1,267,000, respectively.

  In 1997, Ziff-Davis Inc. had an arrangement with SOFTBANK Interactive Marketing, an affiliated company, for the provision of interactive media sales. Ziff-Davis Inc. paid commissions to SOFTBANK Interactive of $1,800,000 during the year ended December 31, 1997. The relationship for provision of interactive media sales was terminated in 1997 and on December 31, 1997, SOFTBANK Interactive was acquired by an unrelated third party.

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


  Ziff-Davis Inc. had an arrangement with SOFTBANK Services, an affiliated company, whereby Ziff-Davis Inc. is charged for administrative services provided plus a management fee. For the years ended December 31, 1997 and 1998, Ziff-Davis Inc. incurred service fees of $1,259,000 and $810,000, respectively, in relation to this agreement. During 1998, SOFTBANK Services was sold to an unrelated third party and the arrangement was terminated.

  Ziff-Davis Inc. has entered into certain licensing agreements with Softbank for the publishing and distribution of Japanese language editions of certain publications. The fees earned by Ziff-Davis Inc. for the years ended December 31, 1997, 1998 and 1999 were approximately $1,818,000, $709,000 and $808,000, respectively.

  In June 1998, ZDTV entered into a licensing agreement with Computer Channel Corporation ("CCH"), an affiliated company, by which CCH has rights to exhibit certain ZDTV program series in Japan. Licensing revenues earned in 1999 from this agreement were $290,000.

  Certain Ziff-Davis Inc. employees have been granted options to purchase SOFTBANK Corp. common stock (the "Softbank Options"). Further, on January 29, 1999 options to purchase Ziff-Davis Inc. common stock were granted in connection with the cancellation of certain Softbank Options. (See Note 13).

  In July 1997, Ziff-Davis Inc. entered into a license and services agreement to develop ZDTV for MAC Holdings (America) Inc. ("MHA"), a company that is wholly owned by Mr. Masayoshi Son, who is a director of Ziff-Davis Inc. and principal stockholder of Softbank. Under this agreement, Ziff-Davis Inc. agreed to fund ZDTV's operations through unsecured advances and was granted an option to purchase ZDTV for a price equal to MHA's investment plus 10% per annum for the period of investment. The cumulative advances, which through December 31, 1997, totaled $14.4 million net of $10.1 million in repayments, were repaid concurrently with the Reorganization. (See Note 2). Advances in 1998 totaled $48.6 million and were repaid upon completion of Ziff-Davis Inc.'s acquisition of ZDTV. (See Notes 2 and 21.)

  Ziff-Davis Inc. has entered into operating leases for television production equipment and has sublet such equipment to ZDTV, an affiliated company. The terms of the subleases are substantially identical to the terms of the leases which provide for annual lease payments totaling approximately $1,161,000 through 2003. The leases held by Ziff-Davis Inc. were transferred to ZDTV upon closing of the sale in January 2000.

  On February 5, 1999, Vulcan Programming purchased a one-third interest in ZDTV for $54 million. On March 4, 1999, Vulcan Ventures, the investment vehicle of Paul Allen, purchased 3 million shares of ZD common stock for $50 million. On November 19, 1999, the Company entered into a definitive agreement with Vulcan Programming to sell the remaining interest in ZDTV. See Note 20-- Discontinued Operations.

 Notes payable to affiliates

  See Note 2 for a discussion of Ziff-Davis Inc.'s restructuring of its debt and equity structures through the Reorganization and initial public offering.

  Ziff-Davis Inc.'s long-term debt payable to Softbank consists of a note payable of $70,962,000, of which $6,923,000 is current. This note matures on February 28, 2010 and bears interests at a rate of 9.9% per annum.

  During 1997, 1998 and 1999, Ziff-Davis Inc. incurred $190,445,000, $65,935,000 and $7,497,000, respectively, of interest expense due to Softbank related to the above notes payable.

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)

 Guarantee of Softbank's U.S. debt

  In April 1996, Softbank signed a line of credit agreement totaling $50,000,000 with an independent lender for which Ziff-Davis Inc., along with certain other Softbank affiliates, is a guarantor. In January 1997, October 1997 and March 1998, this line of credit was increased to $75,000,000, $150,000,000 and $450,000,000, respectively. On May 4, 1998, Ziff-Davis Inc.
was released from this guarantee.

 Return of capital and dividends

  On December 15, 1996, Ziff-Davis Inc. declared a return of capital of approximately $900,000,000 paid through the issuance of a note payable to a subsidiary of Softbank and a cash dividend of $8,000,000 to Softbank. In 1997, Ziff-Davis Inc. recorded a return of capital of $381,434,000 in connection with the purchase price of companies under common control.

13. Stock Compensation Plans

 Softbank Executive Stock Option Plans

  The SOFTBANK Executive Stock Option Plans provide for the granting of nonqualified stock options (the "Softbank Options") to purchase the common stock of SOFTBANK Corp. to officers, directors and key employees of Ziff-Davis Inc. SOFTBANK Corp. is a publicly traded company in Japan. Under the plans, options have been granted at exercise prices equal to the closing market price in Japan's public equities market (market price denominated in Japanese yen) on the date of grant. As of December 31, 1998, substantially all options granted become exercisable in various installments over the first six anniversaries of the date of grant and expire ten years after the date of grant. On January 9, 1998, the exercise price of all of the shares outstanding under option agreements was reset to (Yen)4,000, the closing market price on Japan's Tokyo Stock Exchange First Section that date. In conjunction with the repricing, those options previously exercisable on December 31, 1997 could only be exercised after July 19, 1998. The repricing did not result in compensation expense to Ziff-Davis Inc.

 Amended 1998 Incentive Compensation Plan and the Amended 1998 Non-Employee Directors' Stock Option Plan

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

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


  In addition, on December 21, 1998, the Board approved the grant of options to acquire an aggregate of approximately 5,729,000 shares of ZDNet stock to certain employees at a price of $7.50 per share. As a result of the grant, Ziff-Davis Inc. has recorded deferred compensation expense of $18,262,000 for the difference between the exercise price and the deemed fair value of the underlying shares. This amount has been recorded as a component of stockholders' equity offset by an addition to paid-in capital. Ziff-Davis Inc. expects to recognize non-cash compensation for accounting purposes of $18,262,000 ratably over the vesting period of the options. These options are currently scheduled to vest ratably and become fully exercisable on the fifth anniversary of the date of grant.

  The terms of the options described in the preceding paragraph required an adjustment in the number of shares of ZDNet stock that holders may purchase and the per share purchase price thereof once it was determined that the initial number of shares issuable with respect to ZD's Retained Interest in ZDNet was in excess of 40,000,000. This adjustment was similar to the adjustment that would generally be made to the terms of employee stock options in the event of a stock split. The actual initial number of shares issuable with respect to ZD's Retained Interest in ZDNet was 70,000,000. As a result, the total number of shares of ZDNet stock that holders may purchase upon exercise of these options increased to approximately 10,026,000 and the per share purchase price decreased to $4.29.

  The December 21, 1998 Board actions described above were subject to stockholder approval. The majority owner of the common stock of Ziff-Davis Inc. committed to approve these actions, and they were subsequently approved at a meeting of stockholders held on March 30, 1999.

  On January 29, 1999, Ziff-Davis Inc. granted options to a number of employees in connection with the cancellation of corresponding options to purchase stock of SOFTBANK Corp. In connection with these grants, an affiliate of SOFTBANK Corp. has agreed with Ziff-Davis Inc. that, if and when any of these options are exercised, (1) that affiliate will cause the shares of Ziff-Davis Inc. common stock issuable upon such exercise to be supplied to Ziff-Davis Inc. and
(2) Ziff-Davis Inc. will deliver to that affiliate or its designee the exercise price paid upon such exercise. Thus, the exercise of these options will not increase the number of shares of Ziff-Davis Inc. common stock outstanding or Ziff-Davis Inc.'s stockholders' equity. However, Ziff-Davis Inc. expects to recognize compensation expense for accounting purposes of approximately $3,018,000 over three years as a result of these grants. As such, this amount has been recorded in the Financial Statements as additional paid-in capital offset by a reduction to stockholders' equity as deferred compensation.

 GameSpot Inc. 1997 Stock Option Plan

  Ziff-Davis Inc. adopted the GameSpot Inc. 1997 Stock Option Plan (the "GameSpot Plan") to provide long-term incentives for key employees of GameSpot and to enhance stockholder value. The GameSpot Plan provides for the grant of options to purchase shares of GameSpot Inc.'s common stock. GameSpot has reserved 800,000 shares of GameSpot Inc.'s common stock for issuance under the GameSpot Plan. Such options vest ratably over 3 years. All GameSpot stock options were converted to ZDNet stock options in 1999. The compensation charge associated with this conversion was $442,000.

 Smart Planet 1999 Equity Incentive Plan

  On October 25, 1999 the Company's Board approved the 1999 Equity Incentive Plan ("Equity Incentive Plan") for Smart Planet Inc. The Equity Incentive Plan enables employees, directors, and consultants of the Company to receive stock awards through incentive stock options, nonstatutory stock options, stock bonuses, rights to acquire restricted stock and stock appreciation rights. The purpose of the awards is to secure and retain the services of the members of the Company and to provide incentives for such persons to exert maximum effort for the success of the Company. The Company has made 5,000,000 shares of common stock available to the participants of the Plan. On October 25, 1999, the Company issued 2,318,000 shares of incentive stock options to employees and directors of the Company at the determined fair market value.

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


 Option grants

  Information relating to the Softbank options during 1997, 1998 and 1999 is as follows:

                                                    Number   Weighted Average
                                                      of     Option Price Per
                                                    Shares      Share (1)
                                                   --------  ----------------
   Shares outstanding under options at December
    31, 1996......................................  726,753        87.15
   Granted........................................  386,363        61.40
   Exercised......................................      --           --
   Forfeited...................................... (146,130)       78.88
                                                   --------
   Shares outstanding under options at December
    31, 1997......................................  966,986       $78.11
   Granted........................................  258,215        31.03
   Exercised......................................  (75,982)       31.03
   Converted to Ziff-Davis Inc. options...........  (83,578)       31.03
   Forfeited/cancelled............................ (309,936)       31.03
                                                   --------
   Shares outstanding under options at December
    31, 1998......................................  755,705       $31.03
                                                   --------
   Granted .......................................    7,740       158.33
   Exercised...................................... (311,031)       31.03
   Forefeited/Cancelled...........................  (42,868)       31.03
                                                   --------
   Shares outstanding under options at December
    31,1999.......................................  409,546       $33.44
                                                   --------
   Shares exercisable as of:
   At December 31, 1997 (price range $44.26-
    $87.15).......................................  107,630       $82.06
   At December 31, 1998 (price range of $31.03)...  255,060       $31.03
   At December 31, 1999 (price range of $31.03)...  155,401       $31.03

--------
  (1) The exercise price of the stock options is set in Japanese yen. The exercise prices as shown above have been converted to U.S. dollars based upon the exchange rate as of the date of grant for the respective options. The 1998 activity reflects the repricing of all options outstanding as of January 19, 1998 to (Yen)4,000.
  (2) Adjusted for a 1.3:1 stock split during 1997.

  Information relating to the Ziff-Davis Inc. -ZD stock options issued during 1998 and 1999 is as follows:

                                                             Weighted Average
                                                 Number of   Option Price Per
                                                   Shares         Share
                                                 ----------  ----------------
   Shares outstanding under options at December
    31, 1997....................................        --           --
   Granted......................................  6,757,495       $ 6.09
   Exercised....................................        --           --
   Converted from Softbank options..............    327,400         8.89
   Forfeited....................................   (393,590)        6.00
                                                 ----------
   Shares outstanding under options at December
    31, 1998....................................  6,691,305       $ 6.22
                                                 ----------
   Granted .....................................  4,520,144        15.48
   Exercised....................................   (320,733)        6.00
   Forefeited/Cancelled.........................   (878,926)        9.69
                                                 ----------
   Shares outstanding under options at December
    31, 1999.................................... 10,011,790       $10.11
                                                 ----------
  Shares exercisable as of:
   At December 31, 1998.........................        --           --
   At December 31, 1999 (price range of $6.00-
    $17.13).....................................  1,650,547        $7.28

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)

Information relating to Ziff-Davis Inc. -- ZDNet stock options issued during 1998 and 1999 is as follows:

                                                              Weighted Average
                                                  Number of   Option Price Per
                                                    Shares         Share
                                                  ----------  ----------------
   Shares outstanding under options at December
    31, 1997....................................         --           --
   Granted(1)...................................  10,026,275       $ 4.29
   Exercised....................................         --           --
   Forfeited....................................         --           --
                                                  ----------
   Shares outstanding under options at December
    31, 1998....................................  10,026,275       $ 4.29
   Granted......................................   6,476,787        22.94
   Exercised....................................     (57,211)        4.87
   Converted Game Spot options(2)...............      45,998         5.28
   Forfeited....................................    (797,579)       10.88
                                                  ----------
   Shares outstanding under options at December
    31, 1999....................................  15,694,270       $11.65
                                                  ----------
   Shares Exercisable as of:
   At December 31, 1998.........................         --           --
   At December 31, 1999 (price range of $4.29)..   2,345,427       $ 4.29

--------
(1) In conjunction with the ZDNet tracking stock offering, the number of options and the price per option was changed from 5,729,300 at $7.50 per share to 10,026,275 at $4.29 per share.
(2) On April 7, 1999 all Game Spot options were converted to ZDNet options. ZDNet recorded a compensation charge of $443,000 in connection with this conversion.

  Information relating to the GameSpot Inc. stock options is as follows:

                                                              Weighted Average
                                                   Number of  Option Price Per
                                                    Shares         Share
                                                   ---------  ----------------
   Shares outstanding under options at December
    31, 1996.....................................       --            --
   Granted.......................................   780,000        $ 0.44
   Exercised.....................................       --            --
   Forfeited.....................................   (61,000)         0.44
                                                   --------
   Shares outstanding under options at December
    31, 1997.....................................   719,000        $ 0.44
   Granted.......................................       --            --
   Exercised.....................................       --            --
   Forfeited.....................................  (167,000)         0.44
                                                   --------
   Shares outstanding under options at December
    31, 1998.....................................   552,000        $ 0.44
   Granted.......................................       --            --
   Exercised.....................................       --            --
   Forfeited/Cancelled...........................       --            --
   Converted to ZDNet Options(1).................  (552,000)         0.44
                                                   --------
   Shares outstanding under options at December
    31, 1999.....................................       --            --
                                                   --------
   Shares exercisable as of:
   At December 31, 1997 (price range of $0.44)...   400,610        $ 0.44
   At December 31, 1998 (price range of $0.44)...   497,639        $ 0.44

--------
(1) On April 7, 1999, all outstanding Gamespot shares were converted to 45,998 ZDNet shares at a conversion price of $5.28.

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


Information related to the Smart Planet stock options is as follows:

                                                             Weighted Average
                                                  Number of  Option Price Per
                                                   Shares         Share
                                                  ---------  ----------------
   Shares outstanding under options at December
    31, 1998.....................................       --          --
   Granted....................................... 2,318,000       $0.35
   Exercised.....................................       --
   Forfeited/Cancelled...........................   (51,000)       0.35
                                                  ---------       -----
   Shares outstanding under options at December
    31, 1999..................................... 2,267,000       $0.35
                                                  ---------
   Shares exercisable as of:
   At December 31, 1999..........................       --          --

  As permitted by SFAS No. 123, Ziff-Davis Inc. has chosen to continue to account for stock options in accordance with the provisions of APB 25 and, accordingly, no compensation expense related to stock option grants was recorded in 1997, 1998 or 1999. Compensation expense of $9,916,000 was recorded in 1999 related to an acceleration of certain options held by terminated employees and for options granted to employees that were below the deemed fair market value on the date of grant. Pro forma information regarding net income is required by SFAS No. 123 and has been determined as if Ziff-Davis Inc. had accounted for stock options under the fair value method. The fair value of the option grants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1997, 1998 and 1999:

 Softbank options

                                                          1997    1998    1999
                                                         ------- ------- -------
      Risk-free interest rate...........................   6.35%   5.46%   5.58%
      Dividend yield....................................   0.22%   1.50%   0.10%
      Volatility factor.................................  51.35%  77.72%  72.20%
      Expected life..................................... 6 years 6 years 6 years

 Ziff-Davis Inc. options

                                                          1997    1998    1999
                                                         ------- ------- -------
      Risk-free interest rate...........................     n/a   5.03%   5.23%
      Dividend yield....................................     n/a   0.00%   0.00%
      Volatility factor.................................     n/a  54.70%  59.27%
      Expected life.....................................     n/a 6 years 6 years

 ZDNet options

                                                          1997    1998    1999
                                                         ------- ------- -------
      Risk-free interest rate...........................     n/a   4.67%   5.84%
      Dividend yield....................................     n/a   0.00%   0.00%
      Volatility factor.................................     n/a  54.70%  84.15%
      Expected life.....................................     n/a 6 years 6 years

 Smart Planet options

                                                          1997    1998    1999
                                                         ------- ------- -------
      Risk-free interest rate...........................     n/a     n/a   6.36%
      Dividend yield....................................     n/a     n/a   0.00%
      Volatility factor.................................     n/a     n/a  84.15%
      Expected life.....................................     n/a     n/a 5 years

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)

 GameSpot Inc. options

                                                             1997    1998   1999
                                                            ------- ------- ----
      Risk-free interest rate..............................   6.35%   6.44% n/a
      Dividend yield.......................................   0.00%   0.00% n/a
      Volatility factor.................................... 100.27% 100.27% n/a
      Expected life........................................ 4 years 4 years n/a

  The weighted average fair value of options granted in 1997, 1998 and 1999 is as follows:

                                                             1997   1998   1999
                                                            ------ ------ ------
      Softbank options....................................  $34.05 $19.81 $66.98
      Ziff-Davis Inc. options.............................     n/a   5.21   9.13
      ZDNet options.......................................     n/a   4.25  16.14
      GameSpot Inc. options...............................    0.32   0.32    n/a
      Smart Planet options................................     n/a    n/a   0.25

  For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation cost for the stock option plans been determined based upon the fair value at the grant date for awards during 1997, 1998 and 1999 consistent with the provisions of SFAS No. 123, Ziff-Davis Inc.'s net loss would have been increased by approximately $4,200,000, $15,130,000 and $33,304,000, respectively.

 Other stock compensation plans

  During 1997 and 1998, Ziff-Davis Inc. granted 61,940 and 27,223 shares of common stock of SOFTBANK Corp. respectively (adjusted for a 1.3:1 stock split during 1997) to certain key employees, subject to restrictions as to continuous employment which expire over a 3 to 5 year period from the date of grant. The granting of the shares to Ziff-Davis Inc.'s employees has been recorded as additional paid-in capital offset by a reduction to stockholders' equity as deferred compensation. Such amounts were recorded at the fair value, as established by market price of the shares on the date of grant. The unearned compensation is being amortized ratably over the restricted periods. During 1997, restrictions on 75,210 shares expired, 2,150 shares were forfeited and $3,916,000 was charged to expense related to these restricted stock awards. During 1998, restrictions on 22,361 shares expired, 5,736 shares were forfeited and $252,000 was charged to expense related to these restricted stock awards. During 1999, 2,599 shares were forfeited and $252,000 was charged to expense related to these restricted stock awards.

 Amended Employee Stock Purchase Plan

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

  On December 21, 1998 the Board approved an amendment to the Employee Stock Purchase Plan, subsequently approved at a meeting of stockholders held on March 30, 1999, to permit grants of options with respect to any series of common stock of Ziff-Davis Inc. and increase the number of shares available for sale to participants from 1,500,000 shares to 2,500,000 shares.

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


14. Employee Benefit Plans

 Pension plan

  Certain employees of Ziff-Davis Inc. who have met eligibility requirements were covered by a noncontributory defined benefit pension plan. The benefits were based on years of service and average compensation at the time of retirement. Ziff-Davis Inc.'s funding policy was to contribute amounts sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974 ("ERISA"). Contributions to the plan were determined in accordance with the projected unit credit cost method. Plan assets consisted of U.S. equity securities, high grade corporate bonds and commercial paper, and U.S. treasury notes.

  During 1997, Ziff-Davis Inc. terminated the defined benefit pension plan and pursuant to this decision, all accrued benefits became fully vested as of August 31, 1997. The amounts below reflect the effects of such termination. All accrued obligations were settled during 1998 and a gain of $156,000 was recognized in 1998 as a result of the plan settlement.

  The weighted average assumed discount rate of 7% and rate of increase in future compensation levels of 6% was used in the determination of the actuarial present value of the projected benefit obligation at December 31, 1996 and 1997. The weighted average expected long-term rate of return on plan assets at December 31, 1996 and 1997 was 7%.

  Net periodic pension cost includes the following components:

                                                               1997   1998 1999
                                                               -----  ---- ----
                                                                 (dollars in
                                                                 thousands)
      Service cost............................................ $ 391  $--  $--
      Interest cost...........................................   456   --   --
      Expected return on plan assets..........................  (445)  --   --
      Amortization of transition obligation...................    75   --   --
                                                               -----  ---- ----
      Net periodic pension cost............................... $ 477  $--  $--
                                                               =====  ==== ====

 Retirement plans

  Ziff-Davis Inc. maintains various defined contribution retirement plans. Substantially all of Ziff-Davis Inc.'s employees are eligible to participate in one of the plans under which annual contributions may be made by Ziff-Davis Inc. for the benefit of all eligible employees. In certain cases, employees may also make contributions to the plan in which they participate which, and subject to certain limitations, may be matched by Ziff-Davis Inc. up to certain specified percentages. Employees are generally eligible to participate in a plan upon joining Ziff-Davis Inc. and receive matching contributions after one year of employment. Ziff-Davis Inc. made contributions to the plans totaling $13,725,000, $13,004,000 and $12,228,619 in 1997, 1998 and 1999, respectively.

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


15. Investments

  Ziff-Davis Inc. has investments in the following companies/joint ventures:

                                                           Carrying value at
                                                              December 31,
                                                         -----------------------
                                                            1998        1999
                                                         ----------- -----------
                                                         (dollars in thousands)
      Equity investments:
      MAC Publishing LLC................................ $    19,268 $      --
      ExpoComm LLC......................................       8,571        --
      Cost investments:
      Red Herring Communications, Inc................... $     5,000 $    5,000
      Deja.com..........................................       5,000      6,618
      Techies.com.......................................         --       4,000
      Expertcity.com, Inc...............................         --       4,250
      Gamespy Industries, Inc...........................         --       3,000
      etown.com, Inc....................................         --       3,000
      ecircles.com, Inc.................................         --       2,000
      800.com, Inc......................................         --       1,256
      Onebox Inc........................................         --       1,000
      ECal, Corp........................................         --         280

  The entities listed above are engaged primarily in the (1) publication or distribution of print media, (2) organization, productions and management of trade shows and (3) providing interactive information and programming to technology-oriented Internet users. Other investment and joint ventures are not material to Ziff-Davis Inc.'s financial statements.

  Ziff-Davis Inc.'s equity income was $335,000, $2,043,000 and $1,874,000 in 1997, 1998 and 1999, respectively. During September 1999, the Company sold its interest in the ExpoComm LLC joint venture and recognized a pre-tax gain of approximately $13,746,000. This gain on the sale of the interest in ExpoComm is included in the results of discontinued operations, see Note 20.

16. Supplemental Cash Flow Information

                                                      1997     1998     1999
                                                    -------- -------- --------
                                                      (dollars in thousands)
      Cash paid during the year for:
        Interest................................... $185,447 $129,976 $114,739
        Income taxes...............................        4    1,000      --
      Noncash investing and financing activities:
        Fair value of assets acquired.............. $ 20,749 $ 60,473 $152,369
        Liabilities assumed........................    6,749   32,701   73,883
                                                    -------- -------- --------
        Consideration paid.........................   14,000   27,772   78,486
        Less--value of stock issued................      --       --    32,500
        Less--cash acquired........................      --       --       --
                                                    -------- -------- --------
        Net cash paid for investments and
         acquisitions.............................. $ 14,000 $ 27,772  $45,986
                                                    ======== ======== ========
        Return of capital dividends................ $381,434 $    --  $    --
                                                    ======== ======== ========
        Capital contributions...................... $ 61,580 $926,096 $    --
                                                    ======== ======== ========

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


17. Operating Lease Commitments

  Ziff-Davis Inc. is obligated under various operating leases which expire at various dates through 2021. Future minimum rental commitments under noncancelable operating leases are as follows:

                                                          (dollars in thousands)
                                                          ----------------------
        2000.............................................        $ 7,315
        2001.............................................          6,492
        2002.............................................          5,406
        2003.............................................          5,281
        2004.............................................          5,241
        Thereafter.......................................          7,334
                                                                 -------
          Total..........................................        $37,069
                                                                 =======

  Netted in the above totals is approximately $5,000,000 for which Ziff-Davis Inc. has noncancelable subleases in place. Total sublease income approximates Ziff-Davis Inc.'s required payments under the related leases. Rent expense amounted to approximately $29,994,000, $24,695,000 and $3,695,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

  Ziff-Davis Inc. has assigned its obligation under a lease agreement for its New York offices to the purchaser of a substantial portion of its publishing business. This obligation for it's New York offices totaling $288,155,000 is excluded from the above table. Ziff-Davis Inc.'s guaranty of the lease continues for the remainder of the lease term.

18. Contingencies

  Ziff-Davis Inc. is subject to various claims and legal proceedings arising in the normal course of business.

 Class action and derivative litigations

  Following a decline in the price per share of Ziff-Davis Inc.'s common stock in October 1998, eight securities class action suites were filed against Ziff-Davis Inc. and certain of its directors and officers in the United States District Court for the Southern District of New York.

  The complaints allege that defendants violated Sections 11, 12(a) (2) and 15 of the Securities Act of 1933 in connection with the registration statement filed by Ziff-Davis Inc. with the Securities and Exchange Commission relating to the initial public offering of Ziff-Davis Inc.'s stock on April 29, 1998 (the "IPO"). More particularly, the complaints allege that the registration statement contained false and misleading statements and failed to disclose facts that could have indicated an impending decline in Ziff-Davis Inc.'s revenue. The complaints seek on behalf of a class of purchasers of Ziff-Davis Inc.'s common stock from the date of the IPO through October 8, 1998 unspecified damages, interest, fees and costs, rescission and injunctive relief such as the imposition of a constructive trust upon the proceeds of the IPO.

  On January 28, 1999, the court entered an order consolidating the actions, appointing lead plaintiff's counsel and requiring the filing of a consolidated amended complaint. The consolidated amended complaint was filed on March 15, 1999 and only alleges claims under Section 11 of the Securities Act of 1933. On May 20, 1999, Ziff-Davis moved to dismiss the consolidated amended complaint. In July 1999, plaintiffs filed their response to the motion. Ziff-Davis filed a reply on August 11, 1999. The motion has not yet been decided.

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


  In addition, two derivative suits have been filed by stockholders against Ziff-Davis Inc. and all of its directors in the Court of Chancery of the State of Delaware for New Castle County. The complaints allege that the directors breached their fiduciary duties to Ziff-Davis Inc. by repricing the stock options awarded to certain directors and demand the nullification of the repricing and an injunction against exercise by the directors of any repriced option. Plaintiffs filed an amended complaint on February 17, 1999 (which is substantially similar to the original complaints, except that the amended complaint also addresses the granting of "new options" at an allegedly "reduced exercise price") and the actions have been consolidated. Answers to the amended complaint on behalf of both Ziff-Davis and its directors were filed on April 12, 1999. Discovery is proceeding.

 Other legal proceedings

  Ziff-Davis Inc. was named as a defendant in an action, filed on April 17, 1998 in the Supreme Court of the State of New York, by minority stockholders of SOFTBANK Interactive Marketing Inc. ("SIM"), formerly an indirect subsidiary of SOFTBANK Corp. The complaint alleged, among other things, that SBH, SIM's majority stockholder, acting with Ziff-Davis Inc. and two of its senior officers and directors who were directors of SIM (and who were also named as defendants), had conflicts of interest between SIM and other Softbank investments (including investment in Ziff-Davis) and failed to act in the best interests of SIM and the minority stockholders by taking actions which benefited Ziff-Davis. The complaint stated claims based on common law fraud, breach of fiduciary duty and aiding and abetting theories and seeks in excess of $200,000,000 in damages. Upon motion of Ziff-Davis and the other defendants, all of the claims against them other than a breach of contract claim which is solely against SBH, were dismissed on February 26, 1999. On April 1, 1999, plaintiffs filed a notice of appeal of the dismissal. On September 2, 1999, the remaining claim, which was solely against SBH, was dismissed. On October 6, 1999, plaintiffs filed a notice of appeal of this dismissal. On March 28, 2000, the decisions of dismissal were affirmed on appeal.

  Ziff-Davis and ZDTV, L.L.C. ("ZDTV") were named as defendants in an action filed on November 10, 1999 in the U.S. District Court, Southern District of New York, by Mark Bunting, Tom Hoitsma and SkyTV Inc. In October, 1998 ZDTV through a subsidiary purchased certain assets from corporations owned by plaintiff and two other individuals. In addition to a cash payment at the closing of the sale, ZDTV agreed to pay additional purchase price, contingent on the future operating profits of the SkyTV division. Ziff-Davis guaranteed the obligations of ZDTV. The complaint alleges, among other things, that ZDTV and Ziff-Davis breached their covenants of good faith and fair dealing by failing to act in the best interests of the SkyTV division, to support and procure business for the SkyTV division, and to provide public relations, marketing assistance and corporate sales team support, thereby lessening plaintiff's opportunity to earn additional purchase price. The complaint seeks an amount to be determined at trial, but not less than $60,000,000 in damages.

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

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


 Business segment information

  Ziff-Davis Inc.'s reportable segments are based on its method of internal reporting, which segregates its business by product lines. Management measures operating performance of the business segments based on "EBITDA". EBITDA is defined as income before provision for income taxes, interest expense, depreciation and amortization and other non-cash charges. EBITDA is not intended to represent cash flows from operations and should not be considered as an alternative to net income as an indicator of Ziff-Davis Inc.'s operating performance or to cash flows as a measure of liquidity. Although Ziff-Davis Inc. believes that EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the publishing business and media industries, the EBITDA presented for Ziff-Davis Inc. may not be comparable to similarly titled measures reported by other companies.

Ziff-Davis Inc.'s reportable segments are:

 Publishing

  The publishing segment is engaged in publishing magazines, journals, newsletters, online content, training manuals and providing market research about computer industry. The publishing segment's principal operations are in the United States and Europe, although it licenses or syndicates its editorial content to over 50 other publications distributed worldwide.

 Internet

  The Internet segment is engaged in providing technology-related information to Internet users worldwide. The Internet segment's principal operations are in the U.S. and, to a lesser extent, Europe and Asia.

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

                                               1997       1998        1999
                                             --------  ----------  ----------
                                                 (dollars in thousands)
      Revenue:
        Publishing.........................  $711,630  $  647,915  $  598,280
        Internet...........................    32,218      56,143     104,178
                                             --------  ----------  ----------
          Total............................  $743,848  $  704,058  $  702,458
                                             ========  ==========  ==========
                                               1997       1998        1999
                                             --------  ----------  ----------
                                                 (dollars in thousands)
      EBITDA:
        Publishing.........................  $166,301  $  120,150* $   90,194**
        Internet...........................   (14,400)       (924)     19,727
                                             --------  ----------  ----------
          Total............................  $151,901  $  119,226  $  109,921
                                             ========  ==========  ==========
                                                          1998        1999
                                                       ----------  ----------
                                                            (dollars in
                                                            thousands)
      Total Assets:
        Publishing, net of assets held for sale.....   $2,192,099  $   83,811
        Internet....................................       97,686     189,365
        Events......................................    1,144,018         --
        Net assets held for sale(2).................          --      780,000
        Net assets of discontinued operations(3)....          --      934,669
                                                       ----------  ----------
                                                       $3,433,803  $1,987,845
                                                       ==========  ==========

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)

--------
 * Before restructuring charge of $46,021,000.
** Before writedown of intangible assets of $1,048,185,000.
(1) The net assets of the publishing business, to be sold, have been reclassed to "Net assets held for sale", see Note 21.
(2) The net assets of the events, education and television businesses have been reclassed to "Net assets of discontinued operations", see Note 21.

  A reconciliation of total segment EBITDA to total consolidated loss from continuing operations before income taxes, for the years ended December 31, 1997, 1998 and 1999 is as follows:

                                                1997       1998        1999
                                              ---------  ---------  -----------
                                                  (dollars in thousands)
      EBITDA:
        Total segment EBITDA................  $ 151,901  $ 119,226  $   109,921
        Restructuring charge................        --     (46,021)         --
        Stock based compensation............                             (9,916)
        Depreciation & amortization.........    (22,227)   (18,867)     (23,867)
        Amortization of intangible assets...    (85,064)   (79,955)     (86,963)
        Writedown of intangible assets......        --         --    (1,048,185)
        Interest expense, net...............   (126,573)  (103,651)     (86,948)
                                              ---------  ---------  -----------
          Consolidated loss from continuing
           operations before income taxes...  $ (81,963) $(129,268) $(1,145,958)
                                              =========  =========  ===========

  Equity in income of investees included in the publishing segment EBITDA for the years ended December 31, 1997, 1998 and 1999 was $335,000, $2,043,000 and
$1,874,000, respectively.

  Publishing's investment in equity method investees for the years ended December 31, 1997, 1998 and 1999 was $25,586,000, $19,268,000 and $0,
respectively.

  During the years ended December 31, 1997, 1998 and 1999, Publishing spent $19,026,000, $42,324,000 and $20,338,000, respectively, for additions to long-
lived assets. Internet spent $5,372,000, $9,483,000 and $38,495,000 for additions to long-lived assets during the years ended December 31, 1997, 1998 and 1999, respectively.

  The following is sales information by geographic area as of and for the respective years ended December 31.

                                                        1997     1998     1999
                                                      -------- -------- --------
                                                        (dollars in thousands)
      Revenue:
        U.S.......................................... $664,431 $622,349 $616,603
        Foreign......................................   79,417   81,709   85,855
                                                      -------- -------- --------
          Total...................................... $743,848 $704,058 $702,458
                                                      ======== ======== ========

  Foreign revenue is based on the country in which the sales originate. Revenue from no single foreign country was material to the consolidated revenues of ZD.

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


  The following is long-lived asset information by geographic area as of and for the years ended December 31, 1997, 1998 and 1999:

                                                     1997       1998      1999
                                                  ---------- ---------- --------
                                                      (dollars in thousands)
      Long-lived assets:
        U.S...................................... $3,090,643 $3,034,002 $213,658
        Foreign..................................      8,555     13,570      854
                                                  ---------- ---------- --------
          Total.................................. $3,099,198 $3,047,572 $214,512
                                                  ========== ========== ========

  No single customer accounted for more than 10% of total revenue for each of the years ended December 31, 1997, 1998 and 1999.

20. Discontinued Operations

  On July 14, 1999 the Company announced that it had engaged Morgan Stanley Dean Witter to explore strategic alternatives to maximize shareholder value. As a result of this process, the Company has sold its market intelligence, education and television businesses and determined to spin off the events business into its own separate company.

  Specifics of these transactions follow:

  The Company sold its market intelligence business in early October 1999. During the fourth quarter of 1999, the Company recognized a pre-tax gain of approximately $60 million from this sale.

  On November 17, 1999 the Company announced that it had signed a definitive agreement to sell its business-to-business IT learning organization, ZD Education, for $172 million cash to a company formed by U.S. Equity Partners, LP. The transaction closed in the first quarter of 2000. U.S. Equity Partners is a private equity fund managed by Wasserstein Perella Group, Inc. The Company expects to recognize a pre-tax gain on the sale of this business of approximately $115.5 million in the first quarter of 2000.

  On November 19, 1999 the Company announced that it has signed a definitive agreement to sell its 64% interest in ZDTV to Vulcan Ventures, Inc., the investment organization of Paul G. Allen, for $204.8 million. The sale closed in January 2000. The Company expects to recognize a pre-tax gain on the sale of this business of approximately $85.9 million in the first quarter of 2000.

  Ziff-Davis Inc. expects to form a new holding company for the ZD Events group. That holding company will borrow approximately $400 million from bank lenders, the capital markets, or a combination of both. The proceeds of that borrowing will be used to retire Ziff-Davis Inc.'s remaining indebtedness and to fund a cash dividend to holders of ZD common stock. At the time of the dividend or shortly thereafter, Ziff-Davis intends to distribute all of the shares it owns in the ZD Events holding company to the holders of ZD common stock. These transaction are expected to be completed at or around the end of the second quarter of 2000.

  The businesses that have been identified above have been accounted for as discontinued operations in the consolidated financial statements of Ziff-Davis Inc. and the 1998 and 1997 Consolidated Statements of Operations have been restated to reflect this treatment.

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


  Below is a summary of the combined results of operations and net gain on disposal for all discontinued entities for the years ended December 31, 1999, 1998 and 1997, as follows:

                                   For the Year Ended December 31, 1999
                               ----------------------------------------------
                                Events   Education    TV     ZDMI(1)  Total
                               --------  --------- --------  ------- --------
   Revenue, net .............. $251,802   $64,588  $ 14,909  $39,492 $370,791
   Income (loss) before
    taxes.....................   (3,529)   (7,003)  (37,566)   7,079  (41,019)
   Income tax provision
    (benefit).................  (22,605)   (1,471)             3,132  (20,944)
   Net income (loss)..........  (26,134)   (8,474)  (37,566)  10,211  (61,963)
   Net gain on disposal.......      --        --        --    27,175   27,175

--------
(1) Results for ZD Market Intelligence are 9 months through September 30, 1999 as sale closed in early October 1999.

  The assets and liabilities of discontinued operations have been classified in the consolidated balance sheets as net assets (liabilities) of discontinued operations and consist of the following:

                                                 December 31, 1999
                                    --------------------------------------------
                                      Events   Education   TV    ZDMI   Total*
                                    ---------- --------- ------- ---- ----------
   Current Assets.................. $  286,409  $24,844  $11,235 $--  $  322,488
   Total Assets....................  1,170,010   76,055   24,023  --   1,270,088
   Current Liabilities.............    109,825   17,469   11,972  --     139,266
   Total Liabilities...............    594,742   17,469   14,889  --     627,100

--------
* Includes a net intercompany liability of $236 million and does not include costs accrued related to the disposition of these businesses.

21. Assets Held for Sale

  On December 6, 1999, Ziff-Davis Inc. agreed to sell its print publishing business excluding Computer Shopper, Smart Planet and an investment in Red Herring Communications Inc. to a company controlled by Willis Stein and Partners for $780 million subject to certain adjustments. In connection with this sale, Ziff-Davis has written down its book value of the related net assets to fair value (see Note 7) and has reported the net assets of the publishing business being sold as "Assets held for sale" in the December 31, 1999 consolidated balance sheet.

  At December 31, 1999, assets held for sale consisted of:

                                                          (dollars in thousands)
Current assets...........................................        $127,735
Total assets.............................................         884,523
                                                                 ========
Total liabilities(1).....................................        $104,523
                                                                 ========

--------
(1)All liabilities were current at December 31, 1999.

  This sale closed on April 5, 2000. During the second quarter of 2000, the Company will record charges of approximately $79,492,000 related to the sale of the publishing division. The majority of this charge relates to stock-compensation from the accelerated vesting of stock options held by publishing employees. This charge is expected to be approximately $59,000,000 and is a non-cash charge.

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


22. Subsequent Events

  In the first three and a half months of 2000, Ziff Davis Inc. completed the sales of ZD Education, ZD Publishing (excluding Computer Shopper, Smart Planet and an investment in Red Herring Communications) and its equity interest in ZDTV and determined to recapitalize and spin off ZD Events and pay a special cash dividend, as further described in Notes 20 and 21 above.

  On April 5, 2000, Ziff-Davis repaid the remaining balance on its bank credit facility in full out of proceeds from the sale of Ziff-Davis businesses. Thereafter, it unwound the interest rate swaps that it had entered into in order to hedge its interest rate exposure under the credit facility. Ziff-Davis expects to recognize a pre-tax gain of approximately $13,600,000 in the second quarter of 2000 in connection with the unwind of these interest rate swaps.

  On April 13, 2000, Ziff-Davis borrowed $150 million under an interim credit facility, which it plans to repay in full out of the proceeds of the approximately $400 million ZD Events group borrowing described in Note 20 above. Ziff-Davis used the proceeds from the borrowing under this interim credit facility, together with approximately $130 million in cash on hand, to repurchase substantially all of its outstanding 8 1/2% Senior Subordinated Notes Due 2008. In connection with this repurchase, Ziff-Davis received consents to certain amendments to the Indenture under which these Notes were issued in order to eliminate certain restrictive covenants contained therein. Ziff-Davis expects to incur a pre-tax charge of approximately $37,585,000 in the second quarter of 2000 as a result of this repurchase, composed of a premium to repay the Notes of approximately $20,745,000 and the write-off of debt issuance costs which were being amortized over the original life of the Notes of $16,840,000.

  Ziff-Davis Inc. plans, after recapitalizing and spinning off ZD Events and paying a special cash dividend, to eliminate its tracking stock structure and make ZDNet a stand-alone, independent Internet company. This will be accomplished by merging a newly formed subsidiary into Ziff-Davis Inc. so that all current holders of its ZD stock (NYSE: ZD) and ZDNet stock (NYSE: ZDZ) will hold their investments through a single class of ordinary common stock. The surviving company will be renamed ZDNet Inc. The merger is expected to be completed at or around the end of the second quarter of 2000.

  For additional details, please refer to the Ziff-Davis Inc. proxy statement dated February 7, 2000 that is incorporated by reference into this Form 10-K.

  Investments

  In January 2000, ZDNet acquired a 35% interest in Ziff-Davis Richina Media LDC. ZDNet paid $7.0 million in cash and issued 186,046 shares of ZDNet stock valued at $5.1 million or $27.375 per share. ZDNet intends to account for this investment using the equity method of accounting.

  Acquisitions

  In March 2000, ZDNet acquired 100% of FerretSoft LLC for $6.0 million in cash plus 601,502 shares of ZDNet shares valued at $17.0 million or $28.26 per share. This acquisition will be accounted for as a purchase.

                                     ZDNET

             SELECTED HISTORICAL COMBINED FINANCIAL AND OTHER DATA

  The following table presents Selected Historical Combined Financial and Other Data for ZDNet and its predecessor as of and for the year ended December 31, 1995, as of and for the two month period ended February 28, 1996, as of and for the ten month period ended December 31, 1996 and as of and for the years ended December 31, 1997 and 1998. Data for 1996, 1997, 1998 and 1999 was derived from the Combined Financial Statements of ZDNet. This table should be read in conjunction with the Selected Historical Financial and Other Data and Management's Discussion and Analysis of Financial Condition and Results of Operations for ZDNet and Ziff-Davis Inc. included elsewhere in this document.

                               Predecessor (1)                       ZDNet
                          ------------------------- -----------------------------------------
                                                                 Years Ending December 31,
                                                                 ----------------------------
                                        Two Month    Ten month
                           Year ended  period ended period ended
                          December 31, February 28, December 31,
                              1995         1996         1996       1997      1998      1999
                          ------------ ------------ ------------ --------  --------  --------
                                               (dollars in thousands)
Statement of Operations
 Data:
Revenue, net............    $ 13,576     $ 2,903      $ 16,215   $ 32,218  $ 56,143  $104,178
Cost of Operations:
 Production and
  content...............      10,709       1,802        14,863     23,543    26,208    37,592
 Selling, general and
  administrative
  expenses..............       8,360       1,774        13,280     23,475    30,993    48,920
 Stock-based
  compensation..........         --          --            --         --        --      3,616
 Depreciation and
  amortization..........       4,040         597         5,485      7,681     6,448    12,888
Income (loss) from
 operations.............      (9,533)     (1,270)      (17,413)   (22,481)   (7,506)    1,162
Minority interest.......         --          --            --         400       134       117
Income (loss) before
 income taxes...........      (9,533)     (1,270)      (17,413)   (22,081)   (7,372)    4,406
Net income (loss) (2)...      (5,755)       (814)      (16,925)   (21,238)   (7,884)    1,939
Balance Sheet Data (at
 period end):
Total current assets....    $  3,992     $ 4,951      $  7,852   $ 11,521  $ 20,068  $ 44,709
Total assets............      91,772      92,717        82,507     87,326    97,686   189,365
Total liabilities.......       2,090       1,492         3,932      4,034     8,139    26,249
Division equity.........      89,682      91,225        78,575     83,292    89,547   163,116
Other Data:
Capital expenditures....    $  1,590     $   168      $  1,010   $  2,374  $  4,483  $  4,869
Investments and
 acquisitions, net of
 cash acquired..........         --          --            --       2,998     5,000    33,626
ZDNet earnings per pro
 forma basic share (2)..         --          --            --         --        --       0.03
ZDNet earnings per pro
 forma diluted share
 (2)....................         --          --            --         --        --       0.02

--------
(1) A third party acquired ZDNet's predecessor as of January 1, 1995. An affiliate of Ziff-Davis Inc. acquired ZDNet's predecessor on February 29, 1996. Data for ZDNet's predecessor has been presented for periods before these dates.

(2) No historical earnings per share or share data are presented for periods prior to 1999 as ZDNet does not consider such data meaningful. ZDNet earnings per share for 1999 is presented on a pro forma basis as if the ZDNet shares issued in connection with the ZDNet stock initial public offering described in Note 2 to the consolidated financial statements of Ziff-Davis Inc. were outstanding as of January 1, 1999.

                                     ZDNET
                        (a division of Ziff-Davis Inc.)
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Results of Operations

  The table below presents the results of ZDNet for the three years ending December 31, 1997, 1998 and 1999.

                                                    Year ended December 31,
                                                   ---------------------------
                                                     1997     1998      1999
                                                   --------  -------  --------
                                                    (dollars in thousands)
     Revenue, net................................. $ 32,218  $56,143  $104,178
     Cost of operations:
       Production and content.....................   23,543   26,208    37,592
       Selling, general and administrative
        expenses..................................   23,475   30,993    48,920
       Stock-based compensation...................       --       --     3,616
       Depreciation and amortization..............    1,495    2,010     3,201
       Amortization of intangible assets..........    6,186    4,438     9,687
                                                   --------  -------  --------
         Total operating expenses.................   54,699   63,649   103,016
                                                   --------  -------  --------
     Income (loss) from operations................  (22,481)  (7,506)    1,162
     Interest income, related party...............       --       --     1,183
     Non-operating income.........................       --       --     1,944
     Minority interest............................      400      134       117
                                                   --------  -------  --------
     Income (loss) before income taxes............  (22,081)  (7,372)    4,406
     Provision (benefit) for income taxes.........     (843)     512     2,467
                                                   --------  -------  --------
     Net income (loss)............................ $(21,238) $(7,884) $  1,939
                                                   ========  =======  ========
     Other data:
     Capital expenditures......................... $  2,374  $ 4,483  $  4,869
     Investments and acquisitions, net of cash
      acquired....................................    2,998    5,000    33,626
     EBITDA(1)....................................  (14,400)    (924)   19,728

--------
(1) "EBITDA" is defined as income before provision for income taxes, interest expense, depreciation and amortization and other non-cash charges. EBITDA is not intended to represent cash flows for operations and should not be considered as an alternative to net income as an indicator of ZDNet's operating performance or to cash flows as a measure of liquidity. Although ZDNet believes that EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the media industry, the EBITDA presented for ZDNet may not be comparable to similarly titled measures reported by other companies.

  The following table presents the foregoing amounts as a percentage of revenue:

                                                             Year ended
                                                            December 31,
                                                          ---------------------
                                                          1997    1998    1999
                                                          -----   -----   -----
                                                             (dollars in
                                                             thousands)
     Revenue, net........................................ 100.0%  100.0%  100.0%
     Cost of operations:
       Production and content............................  73.1    46.7    36.1
       Selling, general and administrative expenses......  72.9    55.2    47.0
       Stock-based compensation..........................    --      --     3.5
       Depreciation and amortization.....................   4.6     3.6     3.1
       Amortization of intangible assets.................  19.2     7.9     9.3
                                                          -----   -----   -----
         Total operating expenses........................ 169.8   113.4    99.0
                                                          -----   -----   -----
     Income (loss) from operations....................... (69.8)  (13.4)    1.0
     Interest income, related party......................    --      --     1.1
     Non-operating income................................    --      --     1.9
     Minority interest...................................   1.2     0.3     0.1
                                                          -----   -----   -----
     Income (loss) before income taxes................... (68.6)  (13.1)    4.1
     Provision (benefit) for income taxes................  (2.7)    0.9     2.4
                                                          -----   -----   -----
     Net income (loss)................................... (65.9)% (14.0)%   1.7%
                                                          =====   =====   =====

Year ended December 31, 1999 compared with the year ended December 31, 1998

 Revenue, net

  Net revenue increased 86% to $104.2 million for the year ended December 31, 1999 from $56.1 million for the year ended December 31, 1998. Revenue from advertising was 93% of net revenue for the year ended December 31, 1999 compared to 86% for the year ended December 31, 1998.

  Revenue from advertising increased 102% to $97.2 million for the year ended December 31, 1999 from $48.1 million for the year ended December 31, 1998. The increase in advertising revenue was attributed to an increase in volume as both the number of advertisers and the average monthly revenue per advertiser increased. Subscription-based fees and services decreased by 13% to $7.0 million for the year ended December 31, 1999 from $8.0 million for the year ended December 31, 1998. Management expects that subscription revenue will continue to decrease in the future as a percentage of ZDNet's total revenue.

 Cost of operations

  Production and content. Production and content expenses were $37.6 million or 36% of net revenue for the year ended December 31, 1999, compared to $26.2 million or 46% of net revenue for the prior year. The absolute dollar increase in production and content charges was due to an increase in ZD's revenue-based royalty charges to ZDNet, as well as an increase in production costs to support higher user traffic levels and increased editorial costs associated with the launch of new content areas. In October 1999, ZDNet and ZD amended the royalty agreement to charge the royalty on revenue net of the provision for bad debts. The cost of production and content decreased as a percentage of revenue primarily due to economies of scale. ZDNet expects this trend to continue. Royalty payments to ZD were $5.1 million and $2.8 million for the years ended December 31, 1999 and 1998, respectively.

  Selling, general and administrative expenses. Selling, general and administrative expenses were $48.9 million or 47% of net revenue for the year ended December 31, 1999, compared to $31.0 million or 55% of net revenue for the year ended December 31, 1998. The absolute dollar increase was primarily due to increased personnel and services required to support the growth of ZDNet. Sales and marketing costs were $37.6 million or 36% of net revenue for the year ended December 31, 1999 compared to $21.2 million or 38% of net revenue for the year ended December 31, 1998. ZDNet intends to continue to increase spending in absolute dollars on sales and marketing. During December 1999, ZDNet launched a $25.0 million consumer advertising campaign to further extend awareness of its brand among the growing population of technology interested Web users. Sales and marketing expenses are incurred both to drive traffic to ZDNet's Web site and to increase the number of advertisers and advertising sales. Included in the sales and marketing costs was an allocation from Ziff-Davis Inc. relating to certain selling, general and administrative services and shared services provided on a centralized basis amounting to $0.4 million and $0.9 million for the years ended December 31, 1999 and 1998, respectively.

  Administrative and overhead costs were $11.4 million or 11% of net revenue for the year ended December 31, 1999 compared to $9.7 million or 17% of net revenue for the year ended December 31, 1998. Included in administrative and overhead costs was an allocation of the cost of certain Ziff-Davis Inc. services provided on a centralized basis amounting to $5.1 million for each of the years ended December 31, 1999 and 1998, respectively. The selling, general and administrative costs decreased as a percentage of revenue primarily due to economies of scale.

  Management expects selling, general and administrative costs to increase in the future as the shared services will no longer be provided by Ziff-Davis beginning in mid 2000 and ZDNet will be increasing spending to provide such services on its own behalf.

  Depreciation. Depreciation expense was $3.2 million for the year ended December 31, 1999 compared to $2.0 million for the year ended December 31, 1998. The increase related primarily to the increased capital expenditures made by ZDNet for equipment necessary to expand its network and infrastructure in order to support its continued growth.

  Amortization of intangible assets. Amortization of intangible assets was $9.7 million for the year ended December 31, 1999 compared to $4.4 million for the year ended December 31, 1998. The increase in amortization expense was due to the acquisition of the remaining 30% interest in GameSpot Inc. and the acquisitions of Updates.com and Softseek, Inc. totaling $56.1 million. Annual amortization expense related to the remaining goodwill balance will be approximately $15.6 million before giving effect to any future acquisitions which may result in an increase in goodwill.

 Non-Operating Income

  During 1999, ZDNet received some shares of a publicly held company as part of a revenue generating contract. ZDNet sold a majority of the shares that it held and recognized a gain of $1.9 million.

 Minority interest

  The minority interest of $0.1 million in 1999 and $0.1 million in 1998 represented losses attributed to the holders of the minority interest in GameSpot. As previously discussed, this minority interest in GameSpot was acquired during 1999.

 Income taxes

  The 1999 tax provision of $2.5 million increased from $0.5 million reported in 1998. The increase is attributable to an increase in U.S. pre-tax book income as well as a corresponding increase in the amount of non-deductible goodwill related to the purchase of the remaining 30% GameSpot stock interest, plus the Softseek, Inc. stock acquisition. This results in an effective tax rate of 56% for the year ending December 31, 1999. Losses incurred prior to the completion date of Ziff-Davis Inc.'s reorganization on May 4, 1998 are non-deductible for Ziff-Davis Inc. as ZDNet was under the ownership of MAC Inc. As such, the effective tax rate in 1998 was significantly lower than the statutory rate of 35% due to the substantial level of nondeductible expenses incurred while ZDNet was owned by MAC Inc.

 Net income/(loss)

  As a result of the items described above, ZDNet's net income increased to $1.9 million from a loss of $7.9 million for the years ended December 31, 1999 and 1998, respectively.

 EBITDA

  EBITDA for the year ended December 31, 1999 was $19.7 million compared to a loss of $0.9 million for the same period in 1998. The improvement was due to substantially increased revenue, offset to some extent by higher production and content costs and selling, general and administrative expenses.

Year ended December 31, 1998 compared with the year ended December 31, 1997

 Revenue, net

  Net revenue increased 74% to $56.1 million for the year ended December 31, 1998 from $32.2 million for the year ended December 31, 1997. Revenue from advertising was 86% of net revenue for the year ended December 31, 1998 compared to 73% for the year ended December 31, 1997.

  Revenue from advertising increased 104% to $48.1 million for the year ended December 31, 1998 from $23.6 million for the year ended December 31, 1997. The increase in advertising revenue was attributed to an increase in volume as both the number of advertisers and the average monthly revenue per advertiser increased. Subscription-based fees and services decreased by 7% to $8.0 million for the year ended December 31, 1998 from $8.6 million for the year ended December 31, 1997.

 Cost of operations

  Production and content. Production and content expenses were $26.2 million or 46% of net revenue for the year ended December 31, 1998, compared to $23.5 million or 73% of net revenue for the prior year. The absolute dollar increase in production and content charges was due to an increase in ZD's revenue-based royalty charge to ZDNet, as well as an increase in production costs to support higher user traffic levels and increased editorial costs associated with the launch of new content areas. The cost of production and content decreased as a percentage of revenue primarily due to economies of scale. Royalty payments to ZD were $2.8 million and $1.6 million for the years ended December 31, 1998 and 1997, respectively.

  Selling, general and administrative expenses. Selling, general and administrative expenses were $31.0 million or 55% of net revenue for the year ended December 31, 1998, compared to $23.5 million or 73% of net revenue for the year ended December 31, 1997. The absolute dollar increase was primarily due to increased personnel and services required to support the growth of ZDNet, offset to some extent by the cessation of commission payments to SOFTBANK Interactive Marketing Inc., as ZDNet sales and marketing teams replaced SOFTBANK Interactive in these functions. Sales and marketing costs were $21.2 million or 38% of net revenue for the year ended December 31, 1998 compared to $15.9 million or 49% of net revenue for the year ended December 31, 1997. Included in the sales and marketing costs was an allocation from Ziff-Davis Inc. relating to certain selling, general and administrative services and shared services provided on a centralized basis amounting to $0.9 million and $0.5 million for the years ended December 31, 1998 and 1997, respectively.

  Administrative and overhead costs were $9.7 million or 17% of net revenue for the year ended December 31, 1998 compared to $7.6 million or 23% of net revenue for the year ended December 31, 1997. Included in administrative and overhead costs was an allocation of the cost of certain Ziff-Davis Inc. services provided on a centralized basis amounting to $5.1 million and $3.4 million for the years ended December 31, 1998 and 1997, respectively. The selling, general and administrative costs decreased as a percentage of revenue primarily due to economies of scale.

  Depreciation. Depreciation expense was $2.0 million for the year ended December 31, 1998 compared to $1.5 million for the year ended December 31, 1997. The increase related primarily to the increased capital expenditures made by ZDNet for equipment necessary to expand its network and infrastructure in order to support its continued growth.

  Amortization of intangible assets. Amortization of intangible assets was $4.4 million for the year ended December 31, 1998 compared to $6.2 million for the year ended December 31, 1997. The decrease in amortization related to the intangible assets of advertising and subscription lists becoming fully amortized as of March 1, 1998. This resulted in only two months of the related amortization being included in the year ended December 31, 1998 versus twelve months amortization included in the year ended December 31, 1997.

 Minority interest

  The minority interest of $0.1 million in 1998 and $0.4 million in 1997 represented losses attributed to the holders of the minority interest in GameSpot.

 Income taxes

  Losses which were incurred prior to the completion of Ziff-Davis Inc.'s reorganization on May 4, 1998, are non-deductible for Ziff-Davis Inc. as ZDNet was under the ownership of MAC Inc. As such, ZDNet recorded income tax expense of $0.5 million for the year ended December 31, 1998, primarily resulting from taxable income being generated during the third and fourth quarters of 1998, representing an effective tax rate of negative 6.9%. The effective rate in 1997 was significantly lower than the statutory rate of 35.0% due to the substantial level of non-deductible losses which were incurred while ZDNet was owned by MAC Inc.

 Net loss

  As a result of the items described above, ZDNet's net loss decreased to $7.9 million from $21.2 million for the years ended December 31, 1998 and 1997, respectively.

 EBITDA

  EBITDA for the year ended December 31, 1998 was a loss of $0.9 million compared to a loss of $14.4 million for the same period in 1997. The improvement was due to substantially increased revenue, offset to some extent by higher production and content costs and selling, general and administrative expenses.

Liquidity and Capital Resources

 Funding from ZD

  In the financial statements of ZD and ZDNet, prior to the completion of the offering of ZDNet common stock, whenever ZDNet had a cash need, other than cash needs of ZDNet's foreign operations or cash needs of ZDNet's operations that are not wholly owned, that cash need was funded by ZD and accounted for as a capital contribution (i.e., as an increase in ZDNet's division equity and ZD's retained interest in ZDNet). Accordingly, no interest expense or income has been reflected in the financial statements of ZDNet prior to the ZDNet initial public offering. Each of ZD and ZDNet is sometimes referred to herein as a "group". Subsequent to March 31, 1999, the date on which ZDNet stock was first issued, Ziff-Davis Inc. has accounted for all cash transfers from ZD or ZDNet to or for the account on the other, other than transfers in return for assets or services rendered or transfers in respect of ZD's retained interest that correspond to dividends paid on ZDNet stock, as inter-group revolving credit advances. These advances bear interest at the rate at which Ziff-Davis Inc. could borrow such funds on a revolving credit basis as the board of directors has determined in its sole discretion. However, the board of directors has the discretion to determine that a given transfer or type of transfer should be accounted for as a long-term loan, a capital contribution increasing ZD's retained interest in ZDNet or a return of capital reducing ZD's retained interest in ZDNet.

  There is no assurance that ZDNet will continue to be able to obtain sufficient funding from ZD or third parties.

 Sources and uses of cash

  Cash and cash equivalents were $0.1 million at December 31, 1999, a decrease of $0.2 million from $0.3 million at December 31, 1998. The decrease was due to the factors discussed below:

  Cash provided by operations was $20.5 million for the year ended December 31, 1999 compared to cash used of $4.5 million for the year ended December 31, 1998. The improvement from 1999 to 1998 was due primarily to ZDNet generating net income in 1999 of $1.9 million versus a net loss of $7.9 million in 1998.

  Cash used by investing activities for the year ended December 31, 1999 totaled $31.2 million and $9.5 million for the year ended December 31, 1998. Cash used for capital expenditures for the year ended December 31, 1999 increased by $0.4 million to $4.9 million from $4.5 million for the year ended December 31, 1998. ZDNet intends to continue to invest in equipment as necessary to support the increasing user traffic. Capital expenditures on equipment is expected to be approximately $5.0 million in 2000. During 1999, ZDNet acquired two companies for cash consideration of $12 million and made several strategic investments for an aggregate $21.6 million. ZDNet received proceeds of $7.3 million from the sale of securities. ZDNet recognized a pretax gain of approximately $1.9 million on this sale.

  Cash provided by financing activities decreased to $10.6 million for the year ended December 31, 1999 from $14.3 million in 1998. During 1999, ZDNet completed its initial public offering and generated cash, net of offering costs, of $25.9 million. ZDNet loaned these proceeds to ZD in the form of an interest bearing loan. ZDNet has received payments of $13.1 million from ZD during the year which has been used, primarily, to finance ZDNet's investments and acquisitions.

Seasonality

  Historically, ZDNet's business has been seasonal as a significant portion of annual revenue has occurred in the fourth quarter. This fluctuation is a result of seasonal changes common to the media industry. The following table sets forth certain unaudited quarterly combined statement of operations data for each of the eight quarters in the period ended December 31, 1999. In the opinion of Ziff-Davis Inc.'s management, this unaudited information has been prepared on a basis consistent with the audited Combined Financial Statements of ZDNet in this Form 10-K and includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the information set forth therein when read in conjunction with the Combined Financial Statements and related notes thereto. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                   Quarter Ended
                                                  (in thousands)
                         ----------------------------------------------------------------------------
                                       1998                                   1999
                         -------------------------------------  -------------------------------------
                                               Sept.                                 Sept.
                         March 31   June 30     30     Dec. 31  March 31   June 30    30      Dec. 31
                         --------   -------   -------  -------  --------   -------  -------   -------
Revenue, net............ $ 9,688    $12,274   $14,504  $19,677  $18,561    $22,939  $26,291   $36,387
Cost of operations......  16,050     15,405    14,344   17,850   19,122     21,609   26,744    35,541
                         -------    -------   -------  -------  -------    -------  -------   -------
Income (loss) from
 operations.............  (6,362)    (3,131)      160    1,827     (561)     1,330     (453)      846
Interest income.........     --         --        --       --       --         550      393       240
Non-operating income....     --         --        --       --       --         --       --      1,944
Minority interest.......    (125)      (145)      (60)     196     (117)       --       --        --
                         -------    -------   -------  -------  -------    -------  -------   -------
Income (loss) before
 taxes..................  (6,237)    (2,986)      220    1,631     (444)     1,880      (60)    3,030
Provision (benefit) for
 taxes..................    (228)       (92)        8      824     (258)     1,064      681       980
                         -------    -------   -------  -------  -------    -------  -------   -------
Net income (loss)....... $(6,009)   $(2,894)  $   212  $   807  $  (186)   $   816  $  (741)  $ 2,050
                         =======    =======   =======  =======  =======    =======  =======   =======
EBITDA (1).............. $(4,511)   $(1,569)  $ 1,857  $ 3,299  $ 1,946    $ 4,608  $ 4,622   $ 8,552
                                                   Quarter Ended
                                                  (in thousands)
                         ----------------------------------------------------------------------------
                                       1998                                   1999
                         -------------------------------------  -------------------------------------
                                               Sept.                                 Sept.
                         March 31   June 30     30     Dec. 31  March 31   June 30    30      Dec. 31
                         --------   -------   -------  -------  --------   -------  -------   -------
Revenue, net............   100.0%     100.0%    100.0%   100.0%   100.0%     100.0%   100.0%    100.0%
Cost of operations......   165.7      125.5      98.9     90.7    103.0       94.2    101.7      97.7
                         -------    -------   -------  -------  -------    -------  -------   -------
Income (loss) from
 operations.............   (65.7)     (25.5)      1.1      9.3     (3.0)       5.8     (1.7)      2.3
Interest income.........     --         --        --       --       --         2.4      1.5       0.7
Non-operating income....     --         --        --       --       --         --       --        5.3
Minority interest.......    (1.3)      (1.2)     (0.4)     1.0     (0.6)       --       --        --
                         -------    -------   -------  -------  -------             -------   -------
Income (loss) before
 taxes..................   (64.4)     (24.3)      1.5      8.3     (2.4)       8.2     (0.2)      8.3
Provision (benefit) for
 taxes..................    (2.4)      (0.7)      0.1      4.2     (1.4)       4.6      2.6       2.7
                         -------    -------   -------  -------  -------    -------  -------   -------
Net income (loss).......   (62.0)%    (23.6)%     1.4%     4.1%    (1.0)%      3.6%    (2.8)%     5.6%
                         =======    =======   =======  =======  =======    =======  =======   =======
EBITDA (1)..............   (46.6)%    (12.8)%    12.8%    16.8%    10.5%      20.1%    17.6%     23.5%

--------
(1) "EBITDA" is defined as income before provision for income taxes, interest expense, depreciation and amortization and other non-cash charges. EBITDA is not intended to represent cash flows from operations and should not be considered as an alternative to net income as an indicator of ZDNet's operating performance or to cash flows as a measure of liquidity. Although Ziff-Davis Inc. believes that EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the media industry, the EBITDA presented for ZDNet may not be comparable to similarly titled measures reported by other companies.

Year 2000 readiness Disclosure

  Ziff-Davis Inc. completed its identification, remediation and testing of Year 2000 issues prior to the end of 1999 and has not, to date, experienced any significant problems as a result of the Year 2000 transition. Ziff-Davis Inc. incurred costs of approximately $14.3 million, of which approximately $7.3 million was capital in nature. ZDNet's share of the expense was approximately $0.4 million.

Recently Issued Accounting Pronouncement

  SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities issued in June 1998 establishes accounting and reporting standards for derivative instruments and for hedging activities and is effective beginning in the first quarter of 2001. Ziff-Davis Inc. does not expect the adoption of SFAS No. 133 to have a material impact on the ZDNet's results of operations.

  ZDNet expects to adopt the above statement beginning with its 2001 financial statements.

Staff Accounting Bulletin No. 101

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. This bulletin summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements and is required to be adopted in the second quarter of 2000. Ziff Davis Inc. has determined that adoption of this bulletin will not have a material impact on its financial statements.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Ziff-Davis Inc.

  In our opinion, the accompanying combined balance sheets and the related combined statements of operations, comprehensive income, cash flows and changes in stockholders' equity, present fairly, in all material respects, the financial position of ZDNet (a division of Ziff-Davis Inc., the "Company") at December 31, 1998 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As described in Note 1 to the financial statements, ZDNet is a division of Ziff-Davis Inc.; accordingly, the financial statements of ZDNet should be read in conjunction with the consolidated financial statements of Ziff-Davis Inc.

PricewaterhouseCoopers LLP
New York, NY
March 28, 2000, except as
to Note 16, which is as of
April 13, 2000.

                                     ZDNET
                        (a division of Ziff-Davis Inc.)

                            COMBINED BALANCE SHEETS
                             (dollars in thousands)

                                                                 December 31,
                                                               ----------------
                                                                1998     1999
                                                               ------- --------
                            ASSETS
Current assets:
  Cash and cash equivalents................................... $   292 $    108
  Accounts receivable, net of allowance for doubtful accounts of $1,866 and $3,841
   for 1998 and 1999, respectively............................  18,732   27,161
  Receivable from ZD..........................................     --    12,763
  Deferred taxes..............................................     779    4,165
  Other current assets........................................     265      512
                                                               ------- --------
    Total current assets......................................  20,068   44,709
Property and equipment, net...................................   5,618    7,336
Investments, at cost..........................................   5,000   25,404
Deferred taxes................................................   4,274    2,258
Securities available for sale.................................     --       513
Intangible assets, net........................................  62,726  109,145
                                                               ------- --------
    Total assets.............................................. $97,686 $189,365
                                                               ======= ========
               LIABILITIES AND DIVISION EQUITY

Current liabilities:

  Accounts payable............................................ $ 2,553 $  1,734
  Accrued expenses............................................   3,495   15,258
  Unearned income.............................................   1,078    9,257
                                                               ------- --------
    Total current liabilities.................................   7,126   26,249
Non-current liabilities.......................................   1,013      --
                                                               ------- --------
    Total liabilities.........................................   8,139   26,249
                                                               ------- --------
Commitments and contingencies (Notes 14 and 15)
Division equity...............................................  89,547  163,116
                                                               ------- --------
    Total liabilities and division equity..................... $97,686 $189,365
                                                               ======= ========

     The accompanying notes are an integral part of the combined financial statements.

                                     ZDNet
                        (a division of Ziff-Davis Inc.)

                       COMBINED STATEMENTS OF OPERATIONS
                             (dollars in thousands)

                                                  Year ended December 31,
                                                ------------------------------
                                                  1997     1998       1999
                                                --------  -------  -----------
Revenue, net................................... $ 32,218  $56,143  $   104,178
Cost of operations:
  Production and content.......................   23,543   26,208       37,592
  Selling, general and administrative
   expenses....................................   23,475   30,993       48,920
  Stock-based compensation.....................      --       --         3,616
  Depreciation and amortization of property and
   equipment...................................    1,495    2,010        3,201
  Amortization of intangible assets............    6,186    4,438        9,687
                                                --------  -------  -----------
  Total operating expenses.....................   54,699   63,649      103,016
                                                --------  -------  -----------
Income (loss) from operations..................  (22,481)  (7,506)       1,162
Interest income, related party.................      --       --         1,183
Other income...................................      --       --         1,944
Minority interest..............................      400      134          117
                                                --------  -------  -----------
Income (loss) before income taxes..............  (22,081)  (7,372)       4,406
Provision (benefit) for income taxes...........     (843)     512        2,467
                                                --------  -------  -----------
Net income (loss).............................. $(21,238) $(7,884) $     1,939
                                                ========  =======  ===========
Net income per pro forma basic share...........                    $      0.03
                                                                   ===========
Pro forma weighted average number of basic
 shares outstanding............................                     72,664,270
Net income per pro forma diluted share.........                    $      0.02
                                                                   ===========
Pro forma weighted average number of diluted
shares outstanding.............................                     80,821,191



     The accompanying notes are an integral part of the combined financial statements.

                                     ZDNet
                        (a division of Ziff-Davis Inc.)

                  COMBINED STATEMENTS OF COMPREHENSIVE INCOME
                             (dollars in thousands)

                          Year ended December 31,
                          --------------------------
                            1997     1998     1999
                          --------  -------  -------
Net income (loss)........ $(21,238) $(7,884) $ 1,939
Other comprehensive
 income (loss):
  Foreign currency
   translation
   adjustments...........      124     (130)     860
  Unrealized loss on
   securities available
   for sale..............      --       --      (249)
                          --------  -------  -------
Comprehensive income
 (loss).................. $(21,114) $(8,014) $ 2,550
                          ========  =======  =======




     The accompanying notes are an integral part of the combined financial statements.

                                     ZDNET
                        (a division of Ziff-Davis Inc.)

                       COMBINED STATEMENTS OF CASH FLOWS
                             (dollars in thousands)

                                                    Year ended December 31,
                                                    --------------------------
                                                      1997     1998     1999
                                                    --------  -------  -------
Cash flows from operating activities:
Net income (loss).................................  $(21,238) $(7,884) $ 1,939
Adjustments to reconcile net income (loss) to net
 cash provided by (used in) operating activities:
  Depreciation and amortization...................     1,495    2,010    3,201
  Amortization of intangible assets...............     6,186    4,438    9,687
  Stock-based compensation........................       --       --     3,616
  Gain from sale of securities....................       --       --    (1,944)
  Minority interest...............................      (400)    (134)    (117)
  Deferred tax (benefit) provision................      (843)     512   (2,928)
Changes in operating assets and liabilities:
    Accounts receivable...........................    (4,524)  (7,336)  (8,011)
    Other current assets..........................     4,093     (237)    (238)
    Accounts payable and accrued expenses.........    (1,311)   3,195   10,379
    Unearned income...............................       (93)   1,078    4,044
    Other, net....................................     1,371     (164)     843
                                                    --------  -------  -------
Net cash provided by (used in) operating
 activities.......................................   (15,264)  (4,522)  20,471
                                                    --------  -------  -------
Cash flows from investing activities:
  Capital expenditures............................    (2,374)  (4,483)  (4,869)
  Proceeds from sale of securities................       --       --     7,301
  Investments.....................................    (2,998)  (5,000) (21,626)
  Acquisitions, net of cash acquired..............       --       --   (12,000)
                                                    --------  -------  -------
Net cash used in investing activities.............    (5,372)  (9,483) (31,194)
                                                    --------  -------  -------
Cash flows from financing activities:
  Capital contributions (distributions) to/from
   ZD.............................................    20,664   14,269   (2,723)
  Proceeds from stock offering, net of offering
   costs..........................................       --       --    25,885
  Loan to ZD, net of repayments...................       --       --   (12,774)
  Proceeds from exercise of stock options.........       --       --       151
                                                    --------  -------  -------
Net cash provided by financing activities.........    20,664   14,269   10,539
                                                    --------  -------  -------
Net increase (decrease) in cash and cash
 equivalents......................................        28      264     (184)
Cash and cash equivalents at beginning of period..       --        28      292
                                                    --------  -------  -------
Cash and cash equivalents at end of period........  $     28  $   292  $   108
                                                    ========  =======  =======
Supplemental Cash Flow Information:
  Non-cash capital contribution...................  $  5,167  $   --   $   --

     The accompanying notes are an integral part of the combined financial statements.

                                     ZDNET
                        (a division of Ziff-Davis Inc.)

                COMBINED STATEMENT OF CHANGES IN DIVISION EQUITY
                             (dollars in thousands)

                                                Unrealized loss
                                                 on securities              Cumulative   Total
                         Paid-in     Deferred      available    Accumulated translation division
                         capital   compensation    for sale       deficit   adjustment   equity
                         --------  ------------ --------------- ----------- ----------- --------
Balance at December 31,
 1996................... $ 95,530    $    --         $ --        $(16,925)     $ (30)   $ 78,575
Capital contribution
 from ZD................   25,831         --           --             --         --       25,831
Net loss................      --          --           --         (21,238)       --      (21,238)
Foreign currency
 translation
 adjustment.............      --          --           --             --         124         124
                         --------    --------        -----       --------      -----    --------
Balance at December 31,
 1997................... $121,361    $    --         $ --        $(38,163)     $  94    $ 83,292
Capital contribution
 from ZD................   14,269         --           --             --         --       14,269
Conversion of Softbank
 stock options..........       76         (76)         --             --         --          --
Issuance of ZDNet
 Options................   13,269     (13,269)         --             --         --          --
Net loss................      --          --           --          (7,884)       --       (7,884)
Foreign currency
 translation
 adjustment.............      --          --           --             --        (130)       (130)
                         --------    --------        -----       --------      -----    --------
Balance at December 31,
 1998...................  148,975     (13,345)         --         (46,047)       (36)     89,547
Return of capital to
 parent.................   (2,723)        --           --             --         --       (2,723)
Compensation earned on
 stock options..........      --        3,616          --             --         --        3,616
Change in unrealized
 loss on securities
 available for sale.....      --          --          (249)           --         --         (249)
Issuance of ZDNet
 stock..................   26,505         --           --             --         --       26,505
ZDNet share offering
 costs..................     (620)        --           --             --         --         (620)
Acquisition of GameSpot
 minority interest......   12,031        (442)         --             --         --       11,589
Exercise of ZDNet
 options................      151         --           --             --         --          151
Forfeiture of ZDNet
 options................     (696)        696          --             --         --          --
ZDNet common stock
 issued for
 acquisitions...........   32,500         --           --             --         --       32,500
Net income..............      --          --           --           1,939        --        1,939
Foreign currency
 adjustment.............      --          --           --             --         861         861
                         --------    --------        -----       --------      -----    --------
Balance at December 31,
 1999................... $216,123    $ (9,475)       $(249)      $(44,108)     $ 825    $163,116
                         ========    ========        =====       ========      =====    ========


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

                                     ZDNet
                        (A Division of Ziff-Davis Inc.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 (numbers rounded to the nearest thousand, except share and per share amounts)

1. Organization and Basis of Presentation

 Formation of Ziff-Davis Inc.

  Ziff-Davis Inc. was formed through an initial public offering and reorganization that was completed on May 4, 1998 (described below). Prior to that date, the predecessors of Ziff-Davis Inc. (currently named ZD Inc. and ZD Events Inc.) were wholly owned indirect subsidiaries of SOFTBANK Corp. (together with its non-Ziff-Davis Inc. affiliates, "Softbank").

  ZDNet is the online business division of Ziff-Davis Inc. ZD is the division of Ziff-Davis Inc. focused on the business of print publishing, trade shows and conferences, market research and education. Each of ZD and ZDNet is sometimes referred to herein as a "Group".

  In order to prepare separate financial statements for ZD and ZDNet, Ziff-Davis Inc. has allocated all of its consolidated assets, liabilities, revenue, expenses and cash flow between ZD and ZDNet. Thus, the financial statements of ZD and ZDNet, taken together, comprise all of the accounts included in the corresponding consolidated financial statements of Ziff-Davis Inc. The ZD financial statements have not been presented in this Form 10-K.

  ZDNet's financial statements reflect the application of certain cash management and allocation policies adopted by the Board of Directors of Ziff-Davis Inc. (the "Board"). These policies are summarized in Note 4 under "Certain Cash Management and Allocation Policies".

  Even though Ziff-Davis Inc. has allocated all of its consolidated assets, liabilities, revenue, expenses and cash flow between ZD and ZDNet, that allocation and the division of Ziff-Davis Inc.'s common stock will not change the legal title to any assets or responsibility for any liabilities and will not affect the rights of any creditors. Holders of ZDNet Stock (as described below) will continue to be common stockholders of Ziff-Davis Inc. and, as such, will be subject to all risks associated with an investment in Ziff-Davis Inc. and all of its businesses, assets and liabilities.

  Financial impacts that occur at ZD that affect Ziff-Davis Inc.'s consolidated results of operations or financial position could affect the results of operations or financial condition of ZDNet or the market price of ZDNet Stock. In addition, net losses of ZD, and any dividends or distributions on or repurchases of ZD Stock, will reduce the assets of Ziff-Davis Inc. legally available for dividends on ZDNet Stock. Accordingly, financial information for ZDNet should be read in conjunction with financial information for Ziff-Davis Inc.

 Relationship with Softbank and MAC

  SOFTBANK Corp. is the indirect majority stockholder of Ziff-Davis Inc. SOFTBANK Corp. is a Japanese corporation which at the time of the acquisition of the MAC Assets was majority owned directly and indirectly by its president, Mr. Son. As of December 31, 1999 Mr. Son owned approximately 38% of SOFTBANK Corp. (45% as of December 31, 1998). MAC, also a Japanese corporation, was wholly owned by Mr. Son.

 Acquisition of ZDNet

  In February 1996, SOFTBANK Corp. acquired the stock of Ziff-Davis Holdings Corp. ("Holdings") for an aggregate purchase price of approximately $1,800,000,000 plus transaction costs. Concurrent with the acquisition, in a separate agreement, MAC Inc. (MAC Inc. and affiliates hereinafter referred to as "MAC") directly or though wholly owned affiliates, acquired certain assets and assumed certain liabilities of ZD Inc. (the "MAC Assets"), a wholly owned subsidiary of Holdings (formerly Ziff-Davis Inc.), for an aggregate purchase price of approximately $302,000,000. ZDNet comprised a portion of the MAC Assets.

                                     ZDNet
                        (A Division of Ziff-Davis Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
 (numbers rounded to the nearest thousand, except share and per share amounts)


  The acquisitions have been accounted for as of February 29, 1996 using the purchase method of accounting. The excess of the purchase price over the fair value of the assets acquired and liabilities assumed relating to ZDNet was $72,692,000.

 Acquisition of GameSpot, Inc.

  In January 1997, SOFTBANK Holdings Inc., an affiliate of Ziff-Davis Inc. ("SBH"), acquired 70% of GameSpot, Inc. ("GameSpot", formerly SpotMedia Communications, Inc.) for approximately $3,000,000. Funds for this acquisition were provided by Ziff-Davis Inc. to SBH. As part of the initial public offering and reorganization that was completed on May 4, 1998 (described below), GameSpot was contributed to ZDNet. Because GameSpot and Ziff-Davis Inc. were under common control at the time of the transaction, the GameSpot acquisition has been accounted for in a manner similar to a pooling of interests and GameSpot's results have been included in ZDNet's results since the time of common ownership (January 1997). The "pooling" of GameSpot results in a non-cash capital contribution of $5,167,000 for the year ended December 31, 1997.

  On April 7, 1999, ZDNet acquired the remaining 30% interest in GameSpot by issuing 600,000 shares of ZDNet stock valued at $19.00 per share. The entire purchase price was allocated to goodwill. (See Note 6)

 Reorganization and initial public offering

  On February 4, 1998, a non-stock corporation, ZD Inc., was formed in contemplation of a reorganization and initial public offering of Ziff-Davis Inc. Upon completion of the initial public offering (described below), Ziff-Davis Inc. was renamed ZD Inc., ZDCF was renamed ZD Events Inc. and ZD Inc. was Ziff-Davis Inc.

  On May 4, 1998, SOFTBANK Corp., through its wholly owned subsidiary, SBH completed a reorganization whereby the common stock of ZD Inc. and ZD Events Inc. were contributed to Ziff-Davis Inc. in exchange for 73,619,355 shares of Ziff-Davis Inc.'s common stock. Concurrent with the reorganization, Ziff-Davis Inc. (1) completed an initial public offering of 25,800,000 common shares at an initial public offering purchase price of $15.50 per share, (2) issued $250,000,000 of 8 1/2% subordinated notes due 2008, (3) entered into a $1,350,000,000 credit facility with a group of banks under which $1,250,000,000 was borrowed and (4) converted $908,673,000 of intercompany indebtedness to equity. In addition, Ziff-Davis Inc. received approximately $9,107,000 of fixed assets from Kingston Technology Company ("Kingston"), a related party, in exchange for 580,645 shares of Ziff-Davis Inc.'s common stock and $107,000 in cash. These assets have been subsequently leased back to Kingston. Total shares of common stock issued to Softbank were 74,200,000. The transactions described above are herein referred to as the "Reorganization".

  Proceeds, net of transaction costs, from the initial public offering and funding transactions in the Reorganization of $1,863,260,000 were used to complete the purchase of certain assets from MAC for $370,000,000, and repay intercompany indebtedness. The ZDNet business was a portion of the MAC Assets acquired at that time.

  On May 28, 1998, Ziff-Davis Inc.'s U.S. underwriters exercised their option to purchase 2.0 million additional shares of common stock to cover over-allotments. Ziff-Davis Inc. purchased the additional shares

                                     ZDNet
                        (A Division of Ziff-Davis Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
 (numbers rounded to the nearest thousand, except share and per share amounts)

from SBH resulting in no change to the total number of shares outstanding. On December 31, 1998 SBH contributed 71,619,355 shares of Ziff-Davis Inc.'s common stock to SOFTBANK America Inc., an affiliate of SOFTBANK Corp.

2. ZDNet Stock Initial Public Offering

  The stockholders of Ziff-Davis Inc. voted on a proposal (the "Tracking Stock Proposal") to authorize the issuance of a new series of common stock, to be designated as Ziff-Davis Inc.--ZDNet Common Stock ("ZDNet Stock"), intended to reflect the performance of Ziff-Davis Inc.'s online business division ("ZDNet"). Immediately prior to the issuance of the ZDNet stock, Ziff-Davis Inc.'s existing common stock was re-classified as Ziff-Davis Inc.--ZD Common Stock ("ZD Stock"), and that stock is intended to reflect the performance of Ziff-Davis Inc.'s other businesses and a "Retained Interest" in ZDNet (i.e., Ziff-Davis Inc.'s retained interest in ZDNet excluding the interest intended to be represented by outstanding shares of ZDNet Stock) (collectively, "ZD").

  Ziff-Davis Inc. offered to the public, for cash, 10,000,000 shares of ZDNet Stock which represented approximately 14% of the equity value attributed to ZDNet. The ZDNet stock offering was issued on March 31, 1999.

  Currently, Ziff-Davis Inc. provides all funding for ZD and ZDNet as described in Note 4 under "Certain Cash Management and Allocation Policies".

3. Summary of Significant Accounting Policies

 Principles of combination

  The combined financial statements include the accounts of ZDNet. All significant transactions within the ZDNet division have been eliminated on combination.

 Cash and cash equivalents

  ZDNet considers all highly liquid investments with an original maturity of 3 months or less to be cash equivalents.

 Concentration of credit risk

  ZDNet places its temporary cash investments with high credit quality financial institutions. At times, such investments may be in excess of federally insured limits. ZDNet has not experienced losses in such accounts.

  ZDNet's customers represent a variety of technology companies in the U.S. and other countries. ZDNet extends credit to its customers and historically has not experienced significant losses relating to receivables from individual customers or groups of customers.

 Property and equipment

  Property and equipment has been recorded at cost or estimated fair value at the date of acquisition. Depreciation is computed using the straight-line method half-year convention over the estimated useful lives of

                                     ZDNet
                        (A Division of Ziff-Davis Inc.)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)
 (numbers rounded to the nearest thousand, except share and per share amounts)

the assets which range from 3 to 8 years. Leasehold improvements are amortized using the straight-line method over the service life of the improvement or the life of the related lease, whichever is shorter. Maintenance and repair costs are charged to expenses as incurred.

 Securities available for sale

  ZDNet holds securities which management may sell. These securities are "marked to market" and the resulting unrealized gain or loss is deferred to division equity, net of taxes.

 Investments

  ZDNet holds investments in several Internet related companies. These investments have been accounted for on a cost basis as ZDNet does not hold a significant ownership interest and does not have the ability to exert significant influence on the management of these companies.

 Intangible assets

  Intangible assets consist principally of advertising lists, subscriber lists, non-compete agreements and goodwill. Amortization of these assets is computed on a straight-line basis over their estimated useful lives. Identifiable intangible assets are amortized over a period of 2 to 9 years and goodwill, which represents the excess of the purchase price over the estimated fair values of net assets acquired, is amortized over a period of 5 to 20 years. (See Note 6.) ZDNet asses the recoverability of intangible assets whenever adverse events or changes in circumstances indicate that expected future cash flows (undiscounted and without interest charges) may not be sufficient to support the carrying amount of intangible assets. If undiscounted cash flows are not sufficient to support the recorded value of the intangible assets, an impairment loss is recognized to reduce the carrying value of the intangibles estimated recoverable value. ZDNet has not experienced any impairment of its intangible assets.

 Revenue recognition

  ZDNet's revenue is derived principally from the sale of advertisements on short-term contacts. Advertising revenue is recognized ratably in the period in which the advertisement is displayed, provided that no significant obligations remain and collection of the resulting receivable is probable. ZDNet's obligations typically include guarantees of a minimum number of "impressions", or times that an advertisement appears in pages viewed by users of ZDNet's online properties. To the extent minimum guaranteed impressions are not met, ZDNet defers recognition of the corresponding revenue until the remaining guaranteed impression levels are achieved.

  Revenue from subscription-based fees and services is recognized evenly over the term of the contract.

  Revenue from barter transactions is recognized during the period in which the advertisements are displayed. Barter transactions are recorded at the lower of estimated fair value of the goods or services received or the estimated fair value of the advertisements given. From time to time, ZDNet enters into revenue agreements whereby ZDNet receives an equity investment (i.e. warrants, or options to purchase shares) in the other party. ZDNet values these assets at the lower of the fair market value of the equity instrument received, when possible, or the cash value that ZDNet has forgone in lieu of receiving these equity instruments. The value assigned to these transactions is included as deferred revenue and recognized ratably over the life of the contract. Revenue recognized on this type of transaction is included as barter revenue. Total revenue recognized from barter transactions in 1999 was approximately $3,557,000, while barter transactions in 1998 and 1997 were insignificant.

                                     ZDNet
                        (a Division of Ziff-Davis Inc.)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)
 (numbers rounded to the nearest thousand, except share and per share amounts)


 Foreign currency

  The effect of translating foreign currency financial statements into U.S. dollars is included in the cumulative translation adjustment account in division equity. Gains and losses on foreign currency transactions, which are not significant to operations, have been included in selling, general and administrative expenses. ZDNet has not historically entered into forward currency contracts.

 Income taxes

  ZDNet uses the asset and liability approach for financial accounting and reporting of deferred taxes.

 Use of estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results may differ from these estimates.

 Fair value of financial instruments

  All current assets and liabilities are carried at cost, which approximates fair value because of the short-term maturity of those instruments.

 Stock-based compensation

  ZDNet has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), to account for stock options. Effective January 1, 1996, ZDNet adopted the disclosure only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation.

  Earnings per share

  Earnings per share data for 1999 has been calculated on a pro forma basis as if the ZDNet shares issued in connection with the ZDNet stock initial public offering described in Note 2 were outstanding as of January 1, 1999.

  Options to purchase ZDNet stock that could potentially dilute basic earnings per share were included in the calculation of diluted earnings per share, under the treasury method. There were options to purchase 8,386,129 shares of ZDNet stock included in the calculation for 1999.

 Comprehensive income

  ZDNet implemented SFAS No. 130 Reporting Comprehensive Income, effective January 1, 1998. This standard requires ZDNet to report the total changes in division equity that do not result directly from transactions with stockholders, including those which do not affect retained earnings.

 New accounting pronouncement

  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 established accounting and reporting standards for

                                     ZDNet
                        (a Division of Ziff-Davis Inc.)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)
 (numbers rounded to the nearest thousand, except share and per share amounts)

derivative instruments and for hedging activities and is effective beginning the first quarter of 2001. ZDNet does not expect that the adoption of SFAS No, 133 will have a material impact on ZDNet's results of operations. ZDNet will adopt SFAS No. 133 beginning with its 2001 financial statements.

 Staff Accounting Bulletin No. 101

  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements. This bulletin summarizes the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements and is required to be adopted in the second quarter of 2000. Ziff-Davis Inc. has determined that adoption of this bulletin will not have a material impact on its financial statements.

4. Certain Cash Management and Allocation Policies

  ZDNet's financial statements reflect the application of certain cash management and allocation policies summarized below. The Board may rescind, modify or add to any of these policies.

 Treasury activities

  Ziff-Davis Inc. manages most treasury activities on a centralized, consolidated basis. These activities include the investment of surplus cash, the issuance, repayment and repurchase of short-term and long-term debt, and the issuance and repurchase of common stock and preferred stock. Each of ZDNet and ZD generally remits its cash receipts (other than receipts of foreign operations or operations that are not wholly owned) to Ziff-Davis Inc., and Ziff-Davis Inc. generally funds ZDNet's cash disbursements (other than disbursements of foreign operations or operations that are not wholly owned), on a daily basis.

  In the financial statements of ZD and ZDNet for 1998 and prior, (1) all external debt and equity transactions (and the proceeds thereof) were attributed to ZD, (2) whenever ZDNet held cash (other than cash of ZDNet's foreign operations or cash of ZDNet's operations that are not wholly owned), that cash was transferred to ZD and accounted for as a return of capital (i.e., as reduction in ZDNet's division equity and ZD's Retained Interest in ZDNet) and (3) whenever ZDNet had a cash need (other than cash needs of ZDNet's foreign operations or cash needs of ZDNet's operations that are not wholly owned), that cash need was funded by ZD and accounted for as a capital contribution (i.e., as an increase in ZDNet's division equity and ZD's Retained Interest in ZDNet). Accordingly, no interest expense or income to or from ZD has been reflected in the financial statements of ZDNet.

  As of March 31, 1999, for financial statement purposes, the following policies have been applied, however the Board retains the right to rescind, modify or add to them:

    (a) Ziff-Davis Inc. will attribute each future incurrence or issuance of external debt or preferred stock (and the proceeds thereof) to ZD, except in cases where the Board determines otherwise. The Board may determine from time to time to attribute an incurrence or issuance of debt or preferred stock (and the proceeds thereof) to ZDNet to the extent that Ziff-Davis Inc. incurs or issues the debt or preferred stock for the benefit of ZDNet, but the Board will not be required to do so.

    (b) Ziff-Davis Inc. will attribute each future issuance of ZD Stock (and the proceeds thereof) to ZD. Ziff-Davis Inc. may attribute any future issuance of ZDNet Stock (and the proceeds thereof) to ZD in respect of its Retained Interest in ZDNet (in a manner analogous to a secondary offering of common stock of a subsidiary owned by a corporate parent) or to ZDNet (in a manner analogous to a primary offering of

                                     ZDNet
                        (a Division of Ziff-Davis Inc.)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)
 (numbers rounded to the nearest thousand, except share and per share amounts)

  common stock). Dividends on and repurchases of ZD Stock will be charged against ZD and dividends on and repurchases of ZDNet stock will be charged against ZDNet. In addition, at the time of any dividend on ZDNet Stock, Ziff-Davis Inc. will credit to ZD, and charge against ZDNet, a corresponding amount in respect to ZD's Retained Interest in ZDNet.

    (c) Whenever ZDNet holds cash (other than cash of ZDNet's foreign operations or cash of ZDNet's operations that are not wholly owned), ZDNet will normally transfer that cash to ZD. Conversely, whenever ZDNet has a cash need (other than cash needs of ZDNet's foreign operations or cash needs of ZDNet's operations that are not wholly owned), ZD will normally fund that cash need. However, the Board will determine, in its sole discretion, whether to provide any particular funds to either Group. The Board is not obligated to cause either Group to provide funds to the other Group if the Board determines it is not in the best interest of Ziff-Davis Inc. to do so.

    (d) Ziff-Davis Inc. will account for all cash transfers from one Group to or for the account of the other Group (other than transfers in return for assets or services rendered or transfers in respect of ZD's Retained Interest that correspond to dividends paid on ZDNet Stock) as inter-Group revolving credit advances unless (1) the Board determines that a given transfer (or type of transfer) should be accounted for as a long-term loan,
  (2) the Board determines that a given transfer (or type of transfer) should be accounted for as a capital contribution increasing ZD's Retained Interest in ZDNet or (3) the Board determines that a given transfer (or type of transfer) should be accounted for as a return of capital reducing ZD's Retained Interest in ZDNet. There are no specific criteria to determine when Ziff-Davis Inc. will account for a cash transfer as a long-term loan, a capital contribution or a return of capital rather than an inter-Group revolving credit advance. The Board would make such a determination in the exercise of its business judgment at the time of such transfer (or the first of such type of transfer) based upon all relevant circumstances. Factors the Board would consider include (1) the current and projected capital structure of each Group, (2) the relative levels of internally generated funds of each Group, (3) the financing needs and objectives of the recipient Group, (4) the investment objectives of the transferring Group, (5) the availability, cost and time associated with alternative financing sources and (6) prevailing interest rates and general economic conditions.

    (e) Any cash transfer accounted for as an inter-Group revolving credit advance will bear interest at the rate at which Ziff-Davis Inc. could borrow such funds on a revolving credit basis (as the Board determines in its sole discretion). Any cash transfer accounted for as long-term will have an interest rate, amortization, maturity, redemption and other terms that generally reflect the then prevailing terms on which Ziff-Davis Inc. could borrow such funds (as the Board determines in its sole discretion).

    (f) Any cash transfer from ZD to ZDNet (or for its account) accounted for as a capital contribution will correspondingly increase ZDNet's division equity and ZD's Retained Interest in ZDNet. As a result, the number of shares of ZDNet Stock that could be issued by Ziff-Davis Inc. for the account of ZD in respect of its Retained Interest in ZDNet (the "Number of Shares Issuable with Respect to ZD's Retained Interest in ZDNet") will increase by (1) the amount of such capital contribution dividend by (2) the Market Value of ZDNet Stock on the date of transfer.

    (g) Any cash transfer from ZDNet to ZD (or for its account) accounted for as a return of capital will correspondingly reduce ZDNet's division equity and ZD's Retained Interest in ZDNet. As a result, the Number of Shares Issuable with Respect to ZD's Retained Interest in ZDNet will decrease by
  (1) the amount of such return of capital dividend by (2) the Market Value of ZDNet Stock in the date of transfer.

                                     ZDNet
                        (a Division of Ziff-Davis Inc.)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)
 (numbers rounded to the nearest thousand, except share and per share amounts)


 Corporate general and administrative expenses

  Ziff-Davis Inc. allocates the cost of certain corporate general and administrative services and shared services (including certain legal, accounting (tax and financial), information systems, telecommunications, purchasing, marketing, intellectual property, public relations, corporate office and travel expenses) (collectively, "Central Services") to ZDNet based on utilization. Where determinations based on utilization alone are impracticable, Ziff-Davis Inc. uses other methods and criteria that management believes to be equitable and to provide a reasonable estimate of the cost attributable to ZDNet.

 Taxes

  Federal income taxes, which are determined on a consolidated basis, are allocated to ZDNet (and reflected in its financial statements) in accordance with Ziff-Davis Inc.'s tax allocation policy. In general, this policy provides that the consolidated tax provision (and related tax payments or refunds) are allocated between the Groups based principally upon the financial income, taxable income, credits and other amounts directly related to the respective Groups. Tax benefits that cannot be used by the Group generating such attributes, but can be utilized on a consolidated basis, are allocated to the Group that generated such benefits. As a result, the allocated Group amounts of taxes payable or refundable are not necessarily comparable to those that would have resulted if the Groups had filed separate tax returns.

 Royalty charges

  ZD charges ZDNet an annual fee for the use of various brands and editorial content. The current annual fee is equal to 5% of the first $100,000 of ZDNet's revenue for the year, 4% of the next $50,000 of ZDNet's revenue for that year and 3% of any incremental revenue over $150,000 for that year. In October 1999, ZDI's Board of Directors approved a change in the methodology of determining future royalty charges whereby the charge began to be based on revenue, net of bad debt expense.

  On completion of the sale of ZD's publishing business, this royalty agreement will be contractually formalized for a five-year period. ZDNet will have exclusive rights to use ZD content online for a period of three years. Minimum and maximum payments under the agreement will be established as follows:

                               Minimum Maximum
                               ------- -------
              Year 1.......... $ 7,000 $14,000
              Year 2..........   9,000  18,000
              Year 3..........  11,000  22,000

  After the third year, the contract begins a two-year transition period in which fees are reduced and ZDNet's exclusive right to ZD's content is eliminated.

5. Property and Equipment, Net

  Property and equipment, net consists of the following:

                                                             December 31,
                                                        -----------------------
                                                           1998        1999
                                                        ----------- -----------
                                                        (dollars in thousands)
      Computers and equipment.......................... $    8,003  $    12,107
      Furniture and fixtures...........................      1,076        1,216
      Leasehold improvements...........................        700        1,062
                                                        ----------  -----------
                                                             9,779       14,385
      Accumulated depreciation and amortization........     (4,161)      (7,049)
                                                        ----------  -----------
                                                            $5,618  $     7,336
                                                        ==========  ===========

                                     ZDNet
                        (a Division of Ziff-Davis Inc.)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)
 (numbers rounded to the nearest thousand, except share and per share amounts)


6. Intangible Assets, Net

  Intangible assets, net consists of the following:

                                                                December 31,
                                                   Range of   -----------------
                                                 Useful Lives  1998      1999
                                                 ------------ -------  --------
                                                                (dollars in
                                                   (years)       thousands)
      Subscription lists........................        2     $ 4,300  $    --
      Advertising lists.........................        9       2,400     2,400
      Non-compete agreements....................        3         --      7,001
      Intellectual property.....................        5         --      6,725
      Goodwill..................................     5-20      71,479   113,859
                                                              -------  --------
                                                               78,179   129,985
      Accumulated amortization..................              (15,453)  (20,840)
                                                              -------  --------
                                                              $62,726  $109,145
                                                              =======  ========

  A significant portion of the intangible assets relates to the acquisition of the MAC Assets. As discussed in Note 1, the acquisition was accounted for under the purchase method of accounting. As such, the purchase price of this acquisition was allocated to tangible and identifiable intangible assets with the remaining amount being allocated to goodwill.

  Advertising lists and subscriber lists were recorded at estimated fair value as determined by an income approach.

  All intangible assets are being amortized using the straight-line method over estimated useful lives, up to 20 years. In determining the estimated useful lives, ZDNet considered its competitive position in the markets in which it operates, the historical attrition rates of advertisers, subscribers and exhibitors, legal and contractual obligations and factors.

  Recoverability of goodwill and intangible assets is assessed at a minimum on an annual basis. Impairments would be recognized in operating results if a permanent diminution in value were to occur based upon an undiscounted cash flow analysis.

7. Accrued Expenses

  Accrued expenses consist of the following:

                                                              December 31,
                                                         ----------------------
                                                            1998       1999
                                                         ----------------------
                                                         (dollars in thousands)
      Payroll and related employee benefits............. $    2,221 $     3,402
      Advertising & marketing expenses..................        --        3,767
      Licenses..........................................         24         --
      Other taxes.......................................        302       4,998
      Other.............................................        948       3,091
                                                         ---------- -----------
                                                             $3,495 $    15,258
                                                         ========== ===========

                                     ZDNet
                        (a Division of Ziff-Davis Inc.)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)
 (numbers rounded to the nearest thousand, except share and per share amounts)



8. Investments, at cost

                                                                  December 31,
                                                                 --------------
                                                                  1998   1999
                                                                 ------ -------
      Deja.com.................................................. $5,000 $ 6,618
      Expertcity.com............................................    --    4,250
      Techies.com...............................................    --    4,000
      Gamespy Industries Inc....................................    --    3,000
      e-town.com, Inc...........................................    --    3,000
      e-Circles, Inc............................................    --    2,000
      800.com, Inc..............................................    --    1,256
      Onebox.com, Inc...........................................    --    1,000
      e-cal Corp................................................    --      280
                                                                 ------ -------
                                                                 $5,000 $25,404
                                                                 ====== =======

  The investments in Deja.com, Techies.com, Onebox, Expertcity, GameSpy Inc., e-Town and e-Circles are all purchases of the respective companies classes of preferred stock. In all cases, ZDNet was a member of a larger group providing financing for these companies, and acquired these interests at fair market value. The investment in 800.com and e-cal represents the fair value of warrants that ZDNet received in conjunction with longer term advertising agreements. All investments are accounted for on a cost basis.

9. Acquisitions

  During 1999, ZDNet acquired two companies for a combination of cash and ZDNet stock. These acquisitions were accounted for using the purchase method of accounting. The excess of the purchase price over the fair market value of the assets acquired, net of cash, was allocated to intangible assets.

                                                       Updates.com SoftSeek Inc.
                                                       ----------- -------------
      Cash............................................   $ 5,000      $ 7,000
      ZDNet common stock..............................    13,500       19,000
                                                         -------      -------
       Total purchase price...........................    18,500       26,000
      Net assets acquired.............................        49           36
                                                         -------      -------
      Value assigned to intangible assets.............   $18,451      $25,964
                                                         =======      =======

  ZDNet issued 582,526 shares at $23.17 per share to acquire Updates.com and issued 991,038 shares at $19.17 per share to acquire SoftSeek Inc. These acquisitions did not have a material impact on ZDNet's results of operations.

10. Income Taxes

  Provision (benefit) for income taxes and related assets and liabilities attributed to ZDNet are determined in accordance with Ziff-Davis Inc.'s tax allocation policy. (See Note 4.)

  ZDNet (excluding GameSpot) has been included in a consolidated federal income tax return, except for the periods in which it was owned by MAC Inc. (described in Note 1). Previously, GameSpot was a 70% owned subsidiary and filed separate federal and state income tax returns. As of April 7, 1999, ZDNet acquired the remaining 30% interest in GameSpot, and after, GameSpot operations will be included in the federal consolidation.

                                     ZDNet
                        (a Division of Ziff-Davis Inc.)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)
 (numbers rounded to the nearest thousand, except share and per share amounts)


  Income (loss) before income taxes is attributable to the following jurisdictions:

                                                           December 31,
                                                      -------------------------
                                                        1997     1998     1999
                                                      --------  -------  ------
                                                      (dollars in thousands)
      U.S............................................ $(18,853) $(5,009) $6,007
      Foreign........................................   (3,228)  (2,363) (1,601)
                                                      --------  -------  ------
          Total...................................... $(22,081) $(7,372) $4,406
                                                      ========  =======  ======

  Components of the provision (benefit) for income taxes are as follows:

                                                                December 31,
                                                              ------------------
                                                              1997   1998  1999
                                                              -----  ---- ------
                                                                 (dollars in
                                                                 thousands)
      U.S. federal income taxes:
        Current.............................................. $ --   $--  $3,904
        Deferred.............................................  (653)  413 (1,747)
      State and local income taxes:
        Current..............................................   --    --     558
        Deferred.............................................  (190)   99   (248)
      Foreign income taxes...................................   --    --     --
                                                              -----  ---- ------
          Total provision (benefit) for income taxes......... $(843) $512 $2,467
                                                              =====  ==== ======

  A reconciliation of the U.S. federal statutory tax rate to ZDNet's effective tax rate on loss before income taxes is as follows:

                                December 31,
                              --------------------
                              1997   1998    1999
                              -----  -----   -----
     Federal statutory tax
      rate...................  35.0%  35.0%   35.0%
     State and local taxes
      (net of federal tax
      benefit)...............   6.0    5.0     5.0
     Non-recognition of
      combined losses of MAC
      Assets................. (26.8) (29.3)    --
     Change in valuation
      allowance..............  (9.5) (14.2)  (22.4)
     Amortization of non-
      deductible goodwill....  (0.9)  (2.8)   33.3
     Other...................   --    (0.6)    5.1
                              -----  -----   -----
     Effective tax rate......   3.8%  (6.9)%  56.0%
                              =====  =====   =====

  The 1997 and 1998 effective tax rate differs from the federal statutory tax rate primarily as a result of ZDNet's inability to deduct losses incurred by ZDNet while owned by MAC. In addition, tax benefits attributable to losses in foreign jurisdictions and certain U.S. losses are subject to the establishment of a valuation allowance inasmuch as such loss carryforwards are not expected to be utilized in the future.

  In 1999, the effective tax rate differs from the federal statutory rate primarily as a result of an increase in goodwill, which is not deductible for tax purposes, offset by a net decrease in the valuation allowance previously applied against ZDNet's deferred tax assets.

                                     ZDNet
                        (a Division of Ziff-Davis Inc.)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)
 (numbers rounded to the nearest thousand, except share and per share amounts)


  Following is a summary of the components of the deferred tax accounts as of December 31, 1998 and 1999:

                                                             December 31,
                                                         ----------------------
                                                            1998        1999
                                                         ----------  ----------
                                                         (dollar in thousands)
     Current deferred tax assets:
       Unearned income.................................  $      --   $    2,369
       Allowance for doubtful accounts.................         701       1,250
       Other...........................................          78         546
                                                         ----------  ----------
         Current deferred tax assets...................         779       4,165
     Non-current deferred tax assets:
       Unearned income.................................         --        1,334
       Basis difference in property and equipment......         237       1,040
       Net operating loss and other carryforwards......       9,728       4,434
       Other...........................................        (122)       (116)
                                                         ----------  ----------
       Non-current deferred tax assets.................       9,843       6,692
     Valuation allowance...............................      (5,569)     (4,434)
                                                         ----------  ----------
       Net non-current deferred tax assets.............       4,274       2,258
                                                         ----------  ----------
         Net deferred tax assets.......................  $    5,053  $    6,423
                                                         ==========  ==========

  The valuation allowance relates to tax benefits of foreign net operating loss carryforwards acquired in the MAC Asset purchase and from post MAC asset purchase foreign operations the aggregate of these losses is not expected to be realized. No deferred tax asset has been established for the U.S. losses generated by ZDNet while owned by MAC since these losses will not be available for use by Ziff-Davis Inc.

  ZDNet has foreign net operating loss carryforwards at December 31, 1999 of approximately $9,827,000, which will begin to expire in 2000. All net operating losses attributable to ZDNet's U.S. operations have been fully absorbed against ZDNet's U.S. derived federal taxable income.

11. Related Party Transactions

  ZDNet transacts business with a group of companies affiliated through common ownership with Softbank and has various transactions and relationships with members of the group. Due to these relationships, it is possible that the terms of those transactions are not the same as those that would result from transactions among unrelated parties.

  Prior to March 31, 1999, ZD provided all necessary funding for the operations and investments of ZDNet; this funding was accounted for as capital contributions. (See Notes 2 and 4.) For the years ended December 31, 1997 and 1998, such capital contributions were $25,831,000 and $14,269,000, respectively. There were no capital contributions made by ZD in 1999; however, during the first quarter of 1999, ZDNet was able to provide a return of capital of $2,723,000 to ZD.

                                     ZDNet
                        (a Division of Ziff-Davis Inc.)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)
 (numbers rounded to the nearest thousand, except share and per share amounts)


  The amounts receivable or payable to affiliated companies are included in accounts receivable, net or accounts payable in the accompanying balance sheets. Details of these amounts are:

                                                              December 31,
                                                         -----------------------
                                                            1998        1999
                                                         ----------- -----------
                                                         (dollars in thousands)
      Accounts receivable:
        Softbank Kingston............................... $        72 $        26
        E-Trade.........................................         367         312
        US Web..........................................         --           50
                                                         ----------- -----------
          Total......................................... $       439 $       388
                                                         =========== ===========
        Accounts payable:
        Yahoo!.......................................... $        60 $        50
        GeoCities.......................................          12         --
        PointCast.......................................          16         --
                                                         ----------- -----------
          Total......................................... $        88 $        50
                                                         =========== ===========

  ZDNet purchases advertising in ZD's publications at discounts to market rates. Had ZD charged market rates for such advertising, ZDNet's operating expenses would have increased by $2,671,000, $1,429,000 and $2,274,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

  Related party transactions included in the accompanying combined statements of operations include the following:

                                                      Year ending December 31,
                                                     --------------------------
                                                       1997     1998     1999
                                                     -------- -------- --------
                                                       (dollars in thousands)
Revenue, net
  ZD................................................ $     76 $    160 $    561
  ZDTV..............................................       11       36        5
  GeoCities.........................................       30      --        17
  E-Trade...........................................      --     1,168      818
  Kingston Technology Company.......................      353      615       65
  US Web............................................       75      --       234
  Asia Communication Global Limited.................       61      --       --
  Electric Minds, Inc...............................       15      --       --
  Inquiry.com, Inc..................................      149      --       --
  Trend Micro, Inc..................................       77      --       --
  Sega Entertainment................................      248       94      --
                                                     -------- -------- --------
    Total........................................... $  1,095 $  2,073 $  1,700
                                                     ======== ======== ========

                                     ZDNet
                        (a Division of Ziff-Davis Inc.)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)
 (numbers rounded to the nearest thousand, except share and per share amounts)


                                                         Year ending December
                                                                 31,
                                                         ----------------------
                                                          1997    1998    1999
                                                         ------  ------  ------
                                                             (dollars in
                                                              thousands)
Expenses
  ZD.................................................... $8,330  $9,374  $7,280
  ZDTV..................................................   (120)   (532)   (977)
  SIM...................................................  1,613     --     (105)
  Yahoo!................................................    --      101      59
  Geocities.............................................    --      108     --
  PointCast.............................................     42     144     --
                                                         ------  ------  ------
    Total............................................... $9,865  $9,195  $6,257
                                                         ======  ======  ======

  Included in the selling, general and administrative expenses is an allocation for Ziff-Davis Inc.'s Central Services amounting to $3,877,000, $5,949,000 and $5,463,000 for the years ended December 31, 1997, 1998 and 1999, respectively. Also included in selling, general and administrative expenses is a royalty charge to ZD amounting to $1,611,000, $2,807,000 and $5,124,000 for the years ended December 31, 1997, 1998 and 1999, respectively. (See Note 4.)

  ZDNet is reimbursed by certain affiliates for pre-determined costs incurred by ZDNet on the affiliates' behalf. These reimbursements are reflected as a reduction of expenses in the accompanying statements of operations.

12. Employee Benefit Plans

  Ziff-Davis Inc. maintains various defined contribution retirement plans. Substantially, all of ZDNet's employees are eligible to participate in one of the plans under which annual contributions may be made by Ziff-Davis Inc. for the benefit of all eligible employees. In certain cases, employees may also make contributions to the plan in which they participate which, and subject to certain limitations, may be matched by ZDNet up to certain specified percentages. Employees are generally eligible to participate in a plan upon joining Ziff-Davis Inc. and become eligible for a discretionary Company contribution after completing one year of service. ZDNet made contributions to the plan totaling $751,000, $1,111,000 and $1,539,000 for the years ended December 31, 1997, 1998 and 1999, respectively.

13. Stock Compensation Plans

 SOFTBANK Executive Stock Option Plans

  The Softbank Executive Stock Option Plans provide for the granting of nonqualified stock options (the "Softbank Options") to purchase the common stock of SOFTBANK Corp. to officers, directors and key employees of Ziff-Davis Inc. SOFTBANK Corp. is a publicly traded company in Japan. Under the plans, options have been granted at exercise prices equal to the closing market price in Japan's public equities market (market price denominated in Japanese yen) on the date of grant. As of December 31, 1998, substantially all options granted become exercisable in various installments over the first six anniversaries of the date of grant and expire ten years after the date of grant. On January 19, 1998, the exercise grant of all of the shares outstanding under option agreements were reset to (Yen)4,000, the closing market price on Japan's Tokyo Stock Exchange First Section at that date. In conjunction with the repricing, those options previously exercisable at December 31, 1997 could only be exercised after July 19, 1998. The repricing of the stock options did not result in compensation expense to ZDNet.

                                     ZDNet
                        (a division of Ziff-Davis Inc.)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)
 (numbers rounded to the nearest thousand, except share and per share amounts)


 Amended 1998 Incentive Compensation Plan and the Amended 1998 Non-Employee Directors' Stock Option Plan

  In 1998, Ziff-Davis Inc. adopted the 1998 Incentive Compensation Plan (the "Incentive Plan") and the 1998 Non-Employee Directors' Stock Option Plan (the "Non-Employee Directors' Plan). The Incentive Plan provides for the grant of options, stock appreciation rights, stock awards and other interests in Ziff-Davis Inc.'s common stock to key employees of Ziff-Davis Inc. and its affiliates and consultants. The Non-Employee Directors' Plan provides for the grant of stock options to non-employee directors. Ziff-Davis Inc. has reserved 8,500,000 shares of common stock for issuance under the Incentive Plan and 200,000 shares of common stock for issuance under the Non-Employee Directors' Plan. During 1998, Ziff-Davis Inc. granted options to purchase 339,000 shares to ZDNet employees with an exercise price of $16.00 per share representing the fair value of such options at that date. Such options vest ratably over five years.

  On September 23, 1998, the Board approved the reduction of the exercise price of all options outstanding under the Incentive Plan from $16.00 to $6.00, the closing market price of Ziff-Davis Inc.'s common stock on that date. In addition, the vesting period of the options was extended by three months. The repricing did not result in compensation expense to ZDNet.

  On December 21, 1998 the Board approved an amendment to the Incentive Plan to permit grants of options and other stock-based awards with respect to any series of common stock of Ziff-Davis Inc. and to increase the number of shares available for issuance from 8,500,000 shares to 17,827,500 shares.

  In addition, on December 21, 1998, the Board approved the grant of options to acquire an aggregate of approximately 4,163,000 shares of ZDNet stock to certain employees, at a price of $7.50 per share. As a result of the grant ZDNet has recorded deferred compensation expense of $13,269,000 for the difference between the exercise price and the deemed fair value of the underlying shares. This amount has been recorded as a component of division equity offset by an addition to paid-in capital. ZDNet expects to recognize non-cash compensation for accounting purposes of $13,269,000 ratably over the vesting period of the options. These options are currently scheduled to vest and become exercisable on the fifth anniversary of the date of the grant.

  The terms of the options described in the preceding paragraph required an adjustment in the number of shares of ZDNet Stock that holders may purchase and the per share purchase price thereof once it was determined that the initial number of shares issuable with respect to ZD's Retained Interest in ZDNet was in excess of 40,000,000. This adjustment was similar to the adjustment that would generally be made to the terms of the employee stock options in the event of a stock split. The initial number of shares issuable with respect to ZD's Retained Interest in ZDNet was 70,000,000. As a result, the total number of shares of ZDNet stock that holders may purchase upon exercise of these options increased to approximately 7,285,150 and the per share purchase price thereof decreased to $4.29.

  The December 21, 1998 Board actions described above were subject to stockholder approval. The majority owner of the common stock of Ziff-Davis Inc. committed to approve of these actions, and they were subsequently approved at a meeting of stockholders held on March 30, 1999.

  On January 29, 1999, Ziff-Davis Inc. granted options to a number of employees in connection with the cancellation of corresponding options to purchase stock of SOFTBANK Corp. In connection with these grants, an affiliate of SOFTBANK Corp. has agreed with Ziff-Davis Inc. that, if and when any of these options are exercised, (1) that affiliate will cause the shares of Ziff-Davis Inc. common stock issuable upon such exercise to be supplied to Ziff-Davis Inc. and
(2) Ziff-Davis Inc. will deliver to that affiliate or its designee the exercise

                                     ZDNet
                        (a Division of Ziff-Davis Inc.)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)
 (numbers rounded to the nearest thousand, except share and per share amounts)

price paid upon such exercise. Thus, the exercise of these options will not increase the number of shares of Ziff-Davis Inc. common stock outstanding or Ziff-Davis Inc.'s stockholders' equity. However, ZDNet expects to recognize compensation expense for accounting purposes of approximately $76,000 over three years as a result of these grants. As such, this amount has been recorded in the Financial Statements as additional paid-in capital offset by a reduction to division equity as deferred compensation.

 GameSpot Inc. 1997 Stock Option Plan

  Ziff-Davis Inc. adopted the GameSpot Inc. 1997 Stock Option Plan (the "GameSpot Plan") to provide long-term incentives for key employees of GameSpot and to enhance stockholder value. The GameSpot Plan provides for the grant of options to purchase shares of GameSpot's common stock. GameSpot has reserved 800,000 shares of GameSpot Inc.'s common stock for issuance under the GameSpot Plan. Such options vest ratably over 3 years. All GameSpot stock options were converted to ZDNet stock options in 1999. The compensation charge associated with this conversion was $442,000.

 Option grants

  Information relating to the Softbank options during 1997, 1998 and 1999 is as follows:

                                                                   Weighted
                                                                Average Option
                                                    Number of       Price
                                                     Shares      Per Share (1)
                                                    ---------   --------------
      Shares outstanding under options at December
       31, 1996...................................   24,716(2)      $87.15
        Granted...................................   17,800          64.50
        Exercised.................................      --             --
        Forfeited.................................   (8,096)         78.76
                                                     ------
      Shares outstanding under options at December
       31, 1997...................................   34,420          77.41
        Granted...................................      --             --
        Exercised.................................      --             --
        Forfeited.................................      --             --
        Converted to Ziff Davis Inc. options......   (2,100)         31.03
                                                     ------
      Shares outstanding under options at December
       31, 1998...................................   32,320         $31.03
        Granted...................................      --             --
        Exercised.................................   (2,200)         31.03
        Forfeited/Cancelled.......................   (1,200)         31.03
                                                     ------
      Shares outstanding under options at December
       31, 1999...................................   28,920         $31.03
                                                     ------
      Shares exercisable as of:...................
        December 31, 1997 (price range of $64.50
         to $87.15)...............................    5,120         $78.97
        December 31, 1998 (price range of
         $31.03)..................................   11,374          31.03
        December 31, 1999 (price range of
         $31.03)..................................   12,458          31.03

--------

(1) The exercise price of the stock options is set in Japanese yen. The exercise prices as shown above have been converted to U.S. dollars based upon the exchange rates as of the date of grant for the respective options. The 1998 activity reflects the repricing of all options outstanding as of January 19, 1998 to (Yen)4,000 per share.

(2) Adjusted for a 1.3:1 stock split during 1997.

                                     ZDNet
                        (a Division of Ziff-Davis Inc.)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)
 (numbers rounded to the nearest thousand, except share and per share amounts)


  Information relating to Ziff-Davis Inc. stock options issued during 1998 and 1999 is as follows:

                                                                  Weighted
                                                               Average Option
                                                     Number of     Price
                                                      Shares     Per Share
                                                     --------- --------------
      Shares outstanding under options at December
       31, 1997.....................................      --          --
        Granted.....................................  339,000      $ 6.00
        Exercised...................................      --          --
        Converted from Softbank options.............    8,226        8.89
        Forfeited...................................   (8,000)       6.00
                                                      -------
      Shares outstanding under options at December
       31, 1998.....................................  339,226      $ 6.08
        Granted.....................................   90,228       14.86
        Exercised...................................  (21,500)       6.00
        Forfeited...................................   (7,100)       6.83
                                                      -------
      Shares outstanding under options at December
       31, 1999.....................................  400,854      $ 7.98
                                                      -------
      Shares exercisable as of:
      At December 31, 1998..........................      --          --
      At December 31, 1999 (price range $6.00)......   92,154      $ 6.00

  Information relating to ZDNet stock options issued during 1998 and 1999 is as follows:

                                                                   Weighted
                                                                Average Option
                                                    Number of       Price
                                                      Shares      Per Share
                                                    ----------  --------------
      Shares outstanding under options at December
       31, 1997...................................         --          --
        Granted(/1/)..............................   7,285,150      $ 4.29
        Exercised.................................         --          --
        Forfeited.................................         --          --
                                                    ----------
      Shares outstanding under options at December
       31, 1998...................................   7,285,150      $ 4.29
        Granted...................................   3,878,476       19.77
        Exercised.................................     (45,336)       5.02
        Converted from GameSpot(/2/)..............      45,998        5.28
        Forfeited.................................    (468,307)       7.34
                                                    ----------
      Shares outstanding under options at December
       31, 1999...................................  10,695,981      $ 9.77
                                                    ----------
      Shares exercisable as of:
      At December 31, 1998........................         --          --
      At December 31, 1999 (price range $4.29)....   1,692,374      $ 4.29

--------
(/1/) In conjunction with the ZDNet tracking stock offering, the number of options and the price per option was changed from 4,162,943 at $7.50 per share to 7,285,150 at $4.29 per share.
(/2/) On April 7, 1999, all outstanding GameSpot options were converted to ZDNet options at a conversion price of $5.28 per option.

                                     ZDNet
                        (a Division of Ziff-Davis Inc.)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)
 (numbers rounded to the nearest thousand, except share and per share amounts)


Information relating to GameSpot, Inc. stock options is as follows:

                                                                  Weighted
                                                               Average Option
                                                    Number of    Price Per
                                                     Shares        Share
                                                    ---------  --------------
       Shares outstanding under options at December
      31, 1996.....................................      --          --
        Granted....................................  780,000       $0.44
        Exercised..................................      --          --
        Forfeited..................................  (61,000)       0.44
                                                    --------
       Shares outstanding under options at December
      31, 1997.....................................  719,000       $0.44
        Granted....................................      --          --
        Exercised..................................      --          --
        Forfeited.................................. (167,000)       0.44
                                                    --------
      Shares outstanding under options at December
       31, 1998....................................  552,000       $0.44
        Granted....................................      --          --
        Exercised..................................      --          --
        Converted to ZDNet options................. (552,000)       0.44
        Forfeited..................................      --          --
                                                    --------
      Shares outstanding under options at December
       31, 1999....................................      --          --
                                                    --------
      Shares exercisable as of:
        December 31, 1997..........................  400,610       $0.44
        December 31, 1998..........................  497,639       $0.44
        December 31, 1999..........................      --          --

   As permitted by SFAS No. 123, ZDNet has chosen to continue to account for stock options in accordance with the provisions of APB 25 and accordingly, no compensation expense related to stock option grants was recorded in 1997 or 1998. In 1999, ZDNet recorded $3,173,000 of compensation expense related to options granted at the end of 1998 that were below the deemed fair market value on the date of grant. Pro forma information regarding net income is required by SFAS No. 123 and has been determined as if ZDNet has accounted for stock options under the fair value method. The fair value of the option grants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions for 1997, 1998 and 1999:

Softbank options

                                                       1997     1998     1999
                                                      -------  -------  -------
      Risk-free interest rate........................    6.35%    5.46%     n/a
      Dividend yield.................................    0.22%    1.50%     n/a
      Volatility factor..............................   51.35%   77.72%     n/a
      Expected life.................................. 6 years  6 years      n/a

Ziff-Davis Inc. options
                                                       1997     1998     1999
                                                      -------  -------  -------
      Risk-free interest rate........................     n/a     5.03%    5.30%
      Dividend yield.................................     n/a     0.00%    0.00%
      Volatility factor..............................     n/a    54.70%   54.70%
      Expected life..................................     n/a  6 years  6 years

                                     ZDNet
                        (a Division of Ziff-Davis Inc.)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)
 (numbers rounded to the nearest thousand, except share and per share amounts)


ZDNet options

                                                       1997     1998     1999
                                                      -------  -------  -------
      Risk-free interest rate........................     n/a     4.67%    6.11%
      Dividend yield.................................     n/a     0.00%    0.00%
      Volatility factor..............................     n/a    54.70%   54.70%
      Expected life..................................     n/a  6 years  6 years

  GameSpot Inc. options
                                                       1997     1998     1999
                                                      -------  -------  -------
      Risk-free interest rate........................    6.35%    6.44%     n/a
      Dividend yield.................................    0.00%    0.00%     n/a
      Volatility factor..............................  100.27%  100.27%     n/a
      Expected life.................................. 4 years  4 years      n/a

   The weighted average fair value of options granted in 1997, 1998 and 1999 is as follows:

                                                       1997     1998     1999
                                                      -------  -------  -------
      Softbank options............................... $ 34.05  $ 19.81  $   n/a
      Ziff-Davis Inc. options........................     n/a     5.21    10.16
      ZDNet options..................................     n/a     4.25    14.19
      GameSpot options...............................    0.32     0.32      n/a

  For the purpose of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation cost for the stock option plans been determined based upon fair value at the grant date for awards during 1997, 1998 and 1999, consistent with the provisions of SFAS No. 123, ZDNet's expenses would have increased by approximately $167,000, $1,046,000 and $6,387,000, respectively.

 Employee Stock Purchase Plan

  Ziff-Davis Inc. adopted the Employee Stock Purchase Plan ("Stock Purchase Plan") whereby eligible employees may purchase Ziff-Davis Inc.'s common stock with after-tax payroll deductions of 1% to 10% of their base pay. The price at which shares of common stock will be purchased is the lesser of 85% of the fair market value of a share of common stock on (1) the first business day of a purchase period or (2) the last business day of a purchase period. Ziff-Davis Inc. has reserved 1,500,000 shares of common stock for issuance under the Stock Purchase Plan.

  On December 21, 1998, the Board approved an amendment to the Employee Stock Purchase Plan, subject to stockholder approval, to permit grants of options with respect to any series of common stock of Ziff-Davis Inc. and increase the number of shares available for sale to participants from 1,500,000 shares to 2,500,000 shares.

                                     ZDNet
                        (a Division of Ziff-Davis Inc.)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)
 (numbers rounded to the nearest thousand, except share and per share amounts)


14. Operating Lease Commitments

   ZDNet utilizes equipment and space under lease to Ziff-Davis Inc. ZDNet's allocation of the minimum lease payments are as follows:

                                                           (dollars
                                                              in
                                                          thousands)
                                                          ----------
        2000.............................................  $ 4,166
        2001.............................................    4,380
        2002.............................................    3,802
        2003.............................................    3,763
        2004.............................................    3,801
        Thereafter.......................................   25,807
                                                           -------
         Total minimum payments..........................  $45,719
                                                           =======

  Rental expense from operating leases amounted to $1,348,000, $1,608,000 and $2,563,000, for the years ended December 31, 1997, 1998 and 1999, respectively.

15. Contingencies

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

  The complaints alleged that defendants violated Sections 11, 12(a) (2) and 15 of the Securities Act of 1933 in connection with the registration statement filed by Ziff-Davis Inc. with the Securities and Exchange Commission relating to the initial public offering of Ziff-Davis Inc.'s stock completed on May 4, 1998 (the "IPO"). More particularly, the complaints alleged that the registration statement contained false and misleading statements and failed to disclose the facts that could have indicated an impending decline in Ziff-Davis Inc.'s revenue. The complaints sought on behalf of a class of purchasers of Ziff-Davis Inc.'s common stock from the date of the IPO through October 8, 1998, unspecified damages, interest, fees and costs, recission and injunctive relief as such as the imposition of a constructive trust upon the proceeds of the IPO.

  On January 28, 1999, the court entered an order consolidating the actions, appointing lead counsel and requiring the filing of a consolidated amended complaint. The consolidated amended complaint was filed on March 15, 1999 and only alleges claims under Section 11 of the Securities Act of 1933. On May 20, 1999, Ziff-Davis moved to dismiss the consolidated amended complaint. In July 1999, plaintiffs filed their response to the motion. Ziff-Davis filed a reply on August 11, 1999. The motion has not yet been decided.

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

                                     ZDNet
                        (a Division of Ziff-Davis Inc.)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)
 (numbers rounded to the nearest thousand, except share and per share amounts)

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

 Other legal proceedings

  Ziff-Davis Inc. was named as defendant in an action, filed on April 17, 1998 in the Supreme Court of the State of New York, by minority stockholders of SOFTBANK Interactive Marketing Inc. ("SIM"), formerly an indirect subsidiary of SOFTBANK Corp. The complaint alleged, among other things, that SBH, SIM's majority stockholder, acting with Ziff-Davis Inc. and two of its senior officers and directors who were directors of SIM (and who were also named as defendants), had conflicts of interest between SIM and other Softbank investments (including investments in Ziff-Davis Inc.) and failed to act in the best interests of SIM and the minority stockholders by taking actions which benefited Ziff-Davis Inc. The complaint stated claims based on common law fraud, breach of fiduciary duty and aiding and abetting theories and seeks in excess of $200,000,000 in damages. Upon motion of Ziff-Davis Inc. and the other defendants, all of the claims against them other than a breach of contract claim which is solely against SBH, were dismissed on February 26, 1999. On April 1, 1999, plaintiffs filed a notice of appeal of the dismissal. On September 2, 1999, the remaining claim, which was solely against SBH, was dismissed. On October 6, 1999, plaintiffs filed a notice of appeal of this dismissal.

  Ziff-Davis Inc. and ZDTV, L.L.C. ("ZDTV"), a majority owned affiliate of Ziff-Davis Inc., were named as defendants in an action filed on November 10, 1999 in the U.S. District Court, Southern District of New York, by plaintiff. In October 1998, ZDTV through a subsidiary purchased certain assets from corporations owned by plaintiff and two other individuals. In addition to a cash payment at the closing of the sale, ZDTV agreed to pay additional purchase price, contingent on the future operating profits of the SkyTV division. Ziff-Davis Inc. guaranteed the obligations of ZDTV. The complaint alleges, among other things, that ZDTV and Ziff-Davis Inc. breached their covenants of good faith and fair dealing by failing to act in the best interests of the SkyTV division, to support and procure business for the SkyTV division, and to provide public relations, marketing assistance and corporate sales team support, thereby lessening plaintiff's opportunity to earn additional purchase price. The complaint seeks an amount to be determined at trial, but not less than $60,000,000 in damages.

  Although the outcome of these cases cannot be predicted, Ziff-Davis Inc. believes that there are substantial defenses to the claims. Ziff-Davis Inc. currently cannot estimate its ultimate liability, if any, with respect to such pending litigations. Accordingly, no provision for such matters has been included in the financial statements.

  There are no other legal proceedings to which Ziff-Davis is a party, other than ordinary routine litigation incidental to its business that is not otherwise material to the business or financial condition of Ziff-Davis or ZDNet.

16. Subsequent Events

  Ziff-Davis Inc., plans, after recapitalizing and spinning off ZD Events Inc. and paying a special cash dividend, to eliminate its tracking stock structure and make ZDNet a stand-alone, independent Internet

                                     ZDNet
                        (a Division of Ziff-Davis Inc.)

              NOTES TO COMBINED FINANCIAL STATEMENTS--(Continued)
 (numbers rounded to the nearest thousand, except share and per share amounts)

company. This will be accomplished by merging a newly formed subsidiary into Ziff-Davis Inc. so that all current holders of its ZD stock (NYSE: ZD) and ZDNet stock (NYSE: ZDZ) will hold their investments through a single class of ordinary common stock. The surviving company will be renamed ZDNet Inc. The merger is expected to be completed at or around the end of the second quarter of 2000.

  Following the elimination of the Tracking Stock, ZDNet Inc. will report its financial statements on a consolidated basis. Once consolidated, the historical balance sheets, income and cash flow statements will be identical to that of Ziff-Davis Inc. while future results will reflect the operations of ZDNet, Computer Shopper, Smart Planet, the investment in Red Herring and any other residual amounts or businesses transferred to ZDNet by ZD.

  For additional details, please refer to the Ziff-Davis Inc. proxy statement dated February 7, 2000 that is incorporated by reference into this Form 10-K.

 Investments

  In February 2000, ZDNet acquired a 35% interest in Ziff-Davis Richina Media LDC. ZDNet paid $7.0 million in cash and issued 186,046 shares of ZDNet stock valued at $5.1 million or $27.375 per share. ZDNet intends to account for this investment using the equity method of accounting.

 Acquisitions

  In March 2000, ZDNet acquired 100% of FerretSoft LLC for $6.0 million in cash and issued 601,502 shares of ZDNet stock valued at $17.0 million or $28.26 per share. This acquisition will be accounted for as a purchase.

                                 EXHIBIT INDEX


                                                                       Page No.
                                                                       --------
  2.1* Purchase Agreement, dated August 30, 1999, among ZD Inc., ZD
       Holdings (Europe) Ltd. and Harte-Hanks, Inc.

  2.2* Purchase Agreement, dated November 17, 1999, between ZD Inc.
       and WP Education Holdings LLC.

  2.3* Purchase Agreement, dated November 19, 1999, between ZD Inc.
       and Vulcan Programming Inc.

  2.4* Purchase Agreement, dated December 6, 1999, among ZD Inc., ZD
       Holdings (Europe)
       Ltd. and WS-ZD Acquisition, Inc.

  2.5  Agreement and Plan of Merger, dated February 7, 2000, between
       Ziff-Davis Inc. and ZD Merger Subsidiary Inc. (incorporated by reference to Exhibit 99.1 in this Form 10-K)

  3.1  Amended and Restated Certificate of Incorporation of Ziff-
       Davis Inc. (incorporated by reference to the exhibit in Ziff-
       Davis Inc.'s Registration Statement of Form S-1, File No.
       333-69447)

  3.2  Form of Amended and Restated Certificate of Incorporation of
       Ziff-Davis Inc. to be in effect after completion of the agreement filed as Exhibit 2.5 (incorporated by reference to Exhibit 99.1 in this Form 10-K)

  3.3 By-Laws of Ziff-Davis Inc. (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement on Form
       S-1, File No. 333-46493)

  4.1  Specimen of certificate representing Ziff-Davis Inc.--ZD
       Common Stock, par value $.01 per share (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration
       Statement on Form S-1, File No. 333-69447)

  4.2  Specimen certificate representing Ziff-Davis Inc.--ZDNet
       Common Stock, par value $.01 per share (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration
       Statement on Form S-1, File No. 333-69447)

 10.1  Amended 1998 Incentive Compensation Plan

 10.2  Amended 1998 Employee Stock Purchase Plan

 10.3  Amended 1998 Non-Employee Directors' Stock Option Plan

 10.4  Undertaking, dated as of April 1, 1998, between SOFTBANK
       Corp. and ZD Inc. (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement on Form S-1, File
       No. 46493)

 10.6  Master License Agreement, dated as of April 1, 1998, between
       Ziff-Davis Inc. and SOFTBANK Corp. (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement on Form S-1, File No. 333-46493)

 10.7  License Agreement, dated as of July 1, 1998, between MAC Inc.
       and Ziff-Davis Inc. and SOFTBANK Corp. (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration
       Statement on Form S-1, File No. 333-46493)

 10.8  Agreement to Produce, dated as of April 1, 1998, between ZD
       COMDEX and Forums Inc. and SOFTBANK Corp. (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration
       Statement on Form S-1, File No. 333-46493)

 10.9  Trademark License Agreement, dated as of April 1, 1998, between ZD COMDEX and Forums Inc. and SOFTBANK Forums KK
       (incorporated by reference to the exhibit in Ziff-Davis
       Inc.'s Registration Statement on Form S-1, File No. 333-
       46493)

--------
* Upon request, Ziff-Davis Inc. will provide the Commission with any omitted schedules related to the indicated Purchase Agreements.

                                      (i)

                                                                       Page No.
                                                                       --------
 10.10 License Agreement, dated April 5, 2000, between Ziff-Davis
       Inc. and Ziff Davis Media Inc.

 10.11 License Agreement, dated April 5, 2000, between ZD Inc. and
       Ziff Davis Publishing Holdings Inc.

 10.12 License Agreement, dated April 5, 2000, between ZD Inc. and
       Ziff Davis Publishing Holdings Inc.

 10.13 Services Agreement, dated April 5, 2000, between ZD Inc. and
       Ziff Davis Media Inc.

 10.14 Transition Services Agreement, dated April 5, 2000, between
       ZD Inc. and Ziff Davis Media Inc.

 10.15 Side Letter Agreement, dated as of April 5, 2000, by and among Ziff Davis Media Inc., ZD Inc. and ZD Holdings (Europe)
       Ltd.

 10.16 Technical Agreement, dated as of April 1, 1998, between ZD
       COMDEX and Forums Inc. and SOFTBANK Forums KK (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration
       Statement on Form S-1, File No. 333-46493)

 10.17 Registration Rights Agreement, dated as of April 1, 1998, between ZD Inc. and SOFTBANK Holdings Inc. (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration
       Statement on Form S-1, File No. 333-46493)

 10.18 Credit Agreement, dated as of March 27, 1996 between SOFTBANK
       Holdings Inc., the Guarantors listed therein, The Bank of New
       York and Morgan Stanley Senior Funding, Inc. as amended March
       9, 1998 (incorporated by reference to the exhibit in Ziff-
       Davis Inc.'s Registration Statement on Form S-1, File No.
       333-46493)

 10.19 Secured Guaranteed Credit Agreement, dated as of May 4, 1998, among Ziff-Davis Inc., the Banks listed therein, Morgan
       Stanley Senior Funding, Inc., as Syndication Agent, the Chase
       Manhattan Bank and DLJ Capital Funding, Inc., as Co-
       Documentation Agents, The Bank of New York, as Administrative
       Agent, and the Guarantors (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement of Form
       S-1, File No. 333-46493)

 10.20 Amendment No. 1 and Waiver to Secured Guaranteed Credit
       Agreement, dated as of May 28, 1998, among Ziff-Davis Inc., the Banks listed therein and The Bank of New York, as Administrative Agent (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement on Form
       S-1, File No. 333-69447)

 10.21 Amendment No. 2 to Secured Guaranteed Credit Agreement, dated as of June 8, 1998, among Ziff-Davis Inc., the Banks listed therein and The Bank of New York, as Administrative Agent
       (incorporated by reference to the exhibit in Ziff-Davis
       Inc.'s Registration Statement on Form S-1, File No. 333-
       69447)

 10.22 Amendment No. 3 to Secured Guaranteed Credit Agreement, dated as of December 30, 1998, among Ziff-Davis Inc., the Banks
       listed therein and The Bank of New York, as Administrative
       Agent (incorporated by reference to the exhibit in Ziff-Davis
       Inc.'s Registration Statement on Form S-1, File No. 333-
       69447)

 10.23 Lease of Ziff-Davis Inc.'s headquarters at 28 East 28th
       Street, New York, New York (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement of Form
       S-1, File No. 333-46493)

 10.24 Lease Agreement, dated as of May 4, 1998, between Ziff-Davis
       Inc., ZD Inc., ZD COMDEX and Forums Inc. and Kingston
       Technology Company (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement on Form S-1, File
       No. 333-46493)

 10.25 Agreement and Consent to Assignment, dated as of April 4,
       2000, by and among 63 Madison Associates, L.P., ZD Inc. and
       Ziff Davis Publishing Inc.


                                      (ii)

                                                                       Page No.
                                                                       --------
 10.26 Assignment and Assumption of Lease, dated as of April 5,
       2000, between ZD Inc. and Ziff Davis Publishing Inc.

 10.27 Agreement of Sublease, dated March 10, 2000, between ZD Inc.
       and Ziff-Davis Inc.

 10.28 Assignment, dated as of May 4, 1998, between Kingston
       Technology Company and Ziff-Davis Inc. (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration
       Statement on Form S-1, File No. 333-46493)

 10.29 Employment Agreement, dated as of April 1, 1998, between ZD
       Inc. and Eric Hippeau (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration Statement on Form
       S-1, File No. 333-46493), amended as of March 1, 1999

 10.30 Employment Agreement, dated as of April 1, 1998, between ZD
       COMDEX and Forums Inc. and Jason E. Chudnofsky (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration
       Statement on Form S-1, File No. 333-46493)

 10.31 Employment Agreement, dated as of April 1, 1998, between
       Ziff-Davis Inc. and Terri S. Holbrooke (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration
       Statement on Form S-1, File No. 333-69447)

 10.32 Employment Agreement, dated as of April 1, 1998, between
       Ziff-Davis Inc. and Timothy C. O'Brien (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration
       Statement on Form S-1, File No. 333-69447)
 10.33 Employment Agreement, dated as of November 6, 1998, between
       Ziff-Davis Inc. and Michael S. Perlis (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Registration
       Statement on Form S-1, File No. 333-69447)

 10.34 Employment Agreement, dated as of March 1, 2000, between
       Ziff-Davis Inc. and Frederic D. Rosen

 10.35 Stock Purchase Agreement, dated as of February 5, 1999, by and between Ziff-Davis Inc. and Vulcan Ventures Inc.
       (incorporated by reference to the exhibit in Ziff-Davis
       Inc.'s Registration Statement on Form S-1, File No. 333-
       69447)

 10.36 Bill of Sale and Assignment, dated as of February 4, 1999, between MAC Holdings (America) Inc. and ZD Inc. (incorporated by reference to the exhibit in Ziff-Davis Inc.'s Current
       Report on Form 8-K, File No. 001-14055)

 21.1  List of subsidiaries of Ziff-Davis Inc.

 23.1  Consent of PricewaterhouseCoopers LLP

 27.1  Financial Data Schedule

 99.1  Proxy Statement dated February 7, 2000

                                     (iii)