Form 10-Q
period 2000-03-31
ZIFF DAVIS INC
filed 2000-05-15
CIK 1055131

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

(Mark one)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

  For the quarterly period ended March 31, 2000

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

  For the transition period from   to   .

                        Commission file number 001-14055

                                ZIFF-DAVIS INC.
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                             13-3987754
     (State or Other Jurisdiction      (I.R.S. Employer Identification No.)
   of Incorporation or Organization)

         28 East 28th Street,
          New York, New York                          10016
    (Address of Principal Executive
               Offices)                             (Zip Code)

       Registrants telephone number, including area code: (212) 503-3500

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: As of May 10, 2000, there were 104,398,864 shares outstanding of the registrant's Ziff-Davis Inc.--ZD Common Stock, par value $0.01 per share, and 15,288,544 shares outstanding of the registrant's Ziff-Davis Inc.--ZDNet Common Stock, par value $0.01 per share.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                ZIFF-DAVIS INC.

                               INDEX TO FORM 10-Q

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

Ziff-Davis Inc.
Consolidated Balance Sheets as of March 31, 2000 (Unaudited) and December
 31, 1999 ...............................................................    1
Consolidated Statements of Operations (Unaudited) for the three months
 ended March 31, 2000 and 1999...........................................    2
Consolidated Statements of Comprehensive Income (Unaudited) for the three
 months ended March 31, 2000 and 1999....................................    3
Consolidated Statements of Cash Flows (Unaudited) for the three months
 ended March 31, 2000 and 1999...........................................    4
Consolidated Statement of Changes in Stockholders' Equity (Unaudited) for
 the three months ended March 31, 2000...................................    5
Notes to unaudited consolidated financial statements.....................    6

ZDNet
Combined Balance Sheets as of March 31, 2000 (Unaudited) and December 31,
 1999....................................................................   13
Combined Statements of Operations (Unaudited) for the three months ended
 March 31, 2000 and 1999.................................................   14
Combined Statements of Comprehensive Income (Unaudited) for the three
 months ended March 31, 2000 and 1999....................................   15
Combined Statements of Cash Flows (Unaudited) for the three months ended
 March 31, 2000 and 1999.................................................   16
Combined Statement of Changes in Division Equity (Unaudited) for the
 three months ended March 31, 2000.......................................   17
Notes to unaudited combined financial statements.........................   18

Item 2. Management's Discussion and Analysis of Financial Condition and
 Results of Operations.

Ziff-Davis Inc. .........................................................   21
ZDNet....................................................................   27

Item 3. Quantitative and Qualitative Disclosures about Market Risk.......   30

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................................   31
Item 2. Changes in Securities and Use of Proceeds........................   31
Item 3. Defaults Upon Senior Securities..................................   31
Item 4. Submission of Matters to a Vote of Security Holders..............   31
Item 5. Other Information................................................   32
Item 6. Exhibits and Reports on Form 8-K.................................   32
SIGNATURES...............................................................   33
EXHIBIT INDEX............................................................   34

             CAUTIONARY LEGEND REGARDING FORWARD-LOOKING STATEMENTS

   Some of the information in this Form 10-Q may constitute forward-looking statements which are subject to various risks and uncertainties. These forward-looking statements include, without limitation, statements regarding the timing of the various remaining restructuring transactions described herein (or even whether those transactions will in fact close), the amount of cash that may be borrowed by the ZD Events group, the timing and amount of the cash dividend to be paid to holders of ZD stock as part of the restructuring, the ZD liabilities that will need to be provided for as part of the restructuring, the timing of the merger that will eliminate the tracking stock structure, the ZD/ZDNet equivalency ratio and the exchange ratio for that merger, our future business plans and strategies and our future financial condition or results of operations, as well as other statements that are not historical. You can find many of these statements by looking for words like "will," "may," "believes," "expects," "anticipates," "plans" and "estimates" and for similar expressions.

   Because forward-looking statements involve risks and uncertainties, there are factors that could cause the actual results to differ materially from those expressed or implied. For example, the statements appearing under "Risk Factors" in our proxy statement dated February 7, 2000 and Registration Statement on Form S-3 (File No. 333-35550) incorporated by reference herein and other cautionary statements appearing in Management's Discussion and Analysis of Financial Condition and Results of Operations for each of Ziff-Davis Inc. and ZDNet appearing in our Form 10-K for the year ended December 31, 1999 (incorporated by reference herein) and elsewhere in this Form 10-Q, describe circumstances that could materially affect the accuracy of forward-looking statements.

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

                                     PART I

                             FINANCIAL INFORMATION

Item 1. Financial Statements.

                                ZIFF-DAVIS INC.

                          CONSOLIDATED BALANCE SHEETS
           (dollars in thousands, except share and per share amounts)

                                                         March 31,   December 31,
                                                           2000          1999
                                                        -----------  ------------
                                                        (Unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents...........................  $   14,516    $   10,207
  Accounts receivable, net............................      38,685        33,733
  Inventories.........................................         175           468
  Prepaid expenses and other current assets...........       3,222         2,835
  Due from affiliates.................................       1,343         4,485
  Deferred taxes......................................       6,178         6,423
                                                        ----------    ----------
   Total current assets...............................      64,119        58,151
Securities available for sale.........................         281           513
Property and equipment, net...........................      20,515        23,181
Assets held for sale..................................     780,000       780,000
Net assets of discontinued operations.................     768,506       934,669
Intangible assets, net................................     160,888       141,636
Investments, at cost..................................      41,485        25,404
Other assets..........................................      44,452        24,291
                                                        ----------    ----------
   Total assets.......................................  $1,880,246    $1,987,845
                                                        ==========    ==========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................  $      519    $    1,734
  Accrued expenses....................................      89,833        79,240
  Deferred income, net................................       8,085        12,808
  Due to affiliates and management....................       2,409           --
  Current portion of notes payable to affiliates......       6,923         6,923
  Other current liabilities...........................      11,294        10,224
                                                        ----------    ----------
   Total current liabilities..........................     119,063       110,929
Notes payable to affiliates...........................      62,308        64,039
Notes payable, net of unamortized discount............     784,736     1,100,736
Other liabilities.....................................       2,721         3,876
                                                        ----------    ----------
   Total liabilities..................................     968,828     1,279,580
                                                        ----------    ----------
Commitments and contingencies (See Note 6)
Stockholders' equity:
  Preferred stock(1)                                           --            --
  Common stock--Ziff-Davis Inc.--ZD common stock(2)...       1,041         1,034
  Common stock--Ziff-Davis Inc.--ZDNet common
   stock(2)...........................................         151           138
  Additional paid-in capital..........................   1,981,524     1,915,173
  Accumulated deficit.................................  (1,058,078)   (1,193,934)
  Deferred compensation...............................     (13,993)      (15,388)
  Unrealized loss on securities available for sale....        (388)         (249)
  Cumulative translation adjustment...................       1,161         1,491
                                                        ----------    ----------
   Total stockholders' equity.........................     911,418       708,265
                                                        ----------    ----------
   Total liabilities and stockholders' equity.........  $1,880,246    $1,987,845
                                                        ==========    ==========

--------
(1) March 31, 2000 and December 31, 1999: par value $0.01 per share, 10,000,000 shares authorized, no shares issued and outstanding.
(2) March 31, 2000: par value $0.01 per share, 210,000,000 shares authorized, 104,092,731 shares of ZD common stock and 15,065,844 shares of ZDNet common stock issued and outstanding; December 31, 1999: par value $0.01 per share 210,000,000 shares authorized, 103,467,728 shares of ZD common stock and 13,707,063 shares of ZDNet common stock issued and outstanding.

   The accompanying notes are an integral part of these financial statements.

                                ZIFF-DAVIS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
      (Unaudited-dollars in thousands, except share and per share amounts)

                                                       Three Months Ended
                                                            March 31,
                                                    --------------------------
                                                        2000          1999
                                                    ------------  ------------
Revenue, net:
  Publishing......................................  $    140,298  $    144,609
  Internet........................................        35,940        18,561

Cost of production................................        44,488        48,091
Selling, general and administrative expenses......       115,445        90,426
Stock-based compensation..........................         1,395         1,295
Depreciation and amortization of property and
 equipment........................................         1,363         4,763
Amortization of intangible assets.................         4,227        21,559
Restructuring charge..............................        63,992           --
                                                    ------------  ------------
Loss from operations..............................       (54,672)       (2,964)
Interest expense, net.............................       (10,970)      (24,537)
Other non-operating income (loss), net............           120          (136)
Minority interest in losses of subsidiaries.......           --            117
                                                    ------------  ------------
Loss before taxes and discontinued operations.....       (65,522)      (27,520)
Income tax benefit................................        97,532         3,345
                                                    ------------  ------------
Income (loss) from continuing operations..........        32,010       (24,175)
                                                    ------------  ------------
Results of operations from discontinued
 operations, net..................................           --        (13,600)
Gain on disposal of discontinued operations (net
 of taxes of $96,673).............................       103,846           --
                                                    ------------  ------------
Income (loss) from discontinued operations........       103,846       (13,600)
                                                    ------------  ------------
Net income (loss).................................  $    135,856  $    (37,775)
                                                    ============  ============
ZD earnings (loss) per basic share from continuing
 operations.......................................         $0.31        $(0.24)
ZD earnings (loss) per basic share from
 discontinued operations..........................         $1.00        $(0.13)
ZD earnings (loss) per basic share................         $1.31        $(0.37)
ZD weighted average basic shares outstanding......   103,699,332   101,015,813
ZD earnings per diluted share from continuing
 operations.......................................         $0.30           N/A
ZD earnings per diluted share from discontinued
 operations.......................................         $0.96           N/A
ZD earnings per diluted share.....................         $1.26           N/A
ZD weighted average diluted shares outstanding....   107,696,019           N/A
ZDNet pro forma earnings (loss) per pro forma
 basic share......................................        $(0.02)        $0.00
ZDNet pro forma weighted average basic shares
 outstanding......................................    74,168,844    71,500,000


   The accompanying notes are an integral part of these financial statements.

                                ZIFF-DAVIS INC.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                        (Unaudited-dollars in thousands)

                                                               Three months
                                                              ended March 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
Net income (loss)........................................... $135,856  $(37,775)
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments..................      757    (1,827)
  Unrealized (loss) gain on securities available for sale...     (139)    3,086
                                                             --------  --------
Comprehensive income (loss)................................. $136,474  $(36,516)
                                                             ========  ========



   The accompanying notes are an integral part of these financial statements.

                                ZIFF-DAVIS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited-dollars in thousands)

                                                          Three Months Ended
                                                              March 31,
                                                          -------------------
                                                            2000       1999
                                                          ---------  --------
Cash flows from operating activities:
Net income (loss)........................................ $ 135,856  $(37,775)
Adjustments to reconcile net income (loss) to net cash
 (used) provided by operating activities:
  Depreciation and amortization..........................     5,590    40,414
  Amortization of debt issuance costs and discounts......       935       709
  Gain on sale of business units.........................  (200,519)      --
  Restructuring charge...................................    63,992       --
  Income from equity investments.........................       --       (465)
  Deferred tax benefit...................................      (859)  (19,905)
  Stock-based compensation...............................     1,395     1,472
  Minority interest......................................       --     (3,473)
  Changes in operating assets and liabilities:
    Accounts receivable..................................    (5,049)   22,848
    Inventories..........................................       293     2,687
    Accounts payable and accrued expenses................     9,380   (34,729)
    Unearned income......................................    (4,723)   39,506
    Due to/from affiliates and management................      (733)    2,679
    Other, net...........................................   (40,584)   (4,574)
                                                          ---------  --------
Net cash provided (used) by operating activities.........   (35,026)    9,394
                                                          ---------  --------
Cash flows from investing activities:
  Capital expenditures...................................    (2,365)  (36,531)
  Investments and other..................................   (10,998)   (1,250)
  Proceeds from sale of businesses.......................   376,800       --
  Acquisitions, net of cash acquired.....................    (6,371)  (32,800)
                                                          ---------  --------
Net cash provided (used) by investing activities.........   357,066   (70,581)
                                                          ---------  --------
Cash flows from financing activities:
  Proceeds from sale of common stock.....................       --     50,864
  Proceeds from sale of interests in ZDTV................       --     54,000
  Principal payments on notes payable to affiliates......    (1,731)   (1,730)
  Repayments of credit facility..........................  (342,500)  (72,000)
  Borrowings under credit facility.......................    26,500    35,500
                                                          ---------  --------
Net cash provided (used) by financing activities.........  (317,731)   66,634
                                                          ---------  --------
Net increase in cash and cash equivalents................     4,309     5,447
Cash and cash equivalents at beginning of period.........    10,207    32,566
                                                          ---------  --------
Cash and cash equivalents at end of period............... $  14,516  $ 38,013
                                                          ---------  --------
Supplemental cash flow information:
  Cash paid for income taxes............................. $     622  $    --
  Cash paid for interest................................. $  17,724  $ 20,696

   The accompanying notes are an integral part of these financial statements.

                                ZIFF-DAVIS INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (dollars in thousands)

                              Common Stock
                  ------------------------------------
                       ZD Stock         ZDNet Stock    Additional  Retained                 Unrealized Cumulative
                  ------------------ -----------------  paid-in    Earnings      Deferred    loss on   translation
                    Shares    Amount   Shares   Amount  capital    (deficit)   compensation securities adjustment   Total
                  ----------- ------ ---------- ------ ---------- -----------  ------------ ---------- ----------- --------
Balance at
 December 31,
 1999...........  103,467,728 $1,034 13,707,063  $138  $1,915,173 $(1,193,934)   $(15,388)    $(249)     $1,491    $708,265
Shares issued to
 acquire
 FerretSoft,
 LLC............          --     --     601,502     6      16,994         --          --        --          --       17,000
Shares issued to
 acquire Ziff-
 Davis Richina
 Media LDC......          --     --     186,046     2       5,090         --          --        --          --        5,092
Accelerated
 vesting of
 stock options..          --     --         --    --       36,893         --          --        --          --       36,893
Stock options
 exercised......      552,254      6    571,233     5       6,466         --          --        --          --        6,477
Sale of shares
 under employee
 stock purchase
 plan...........       72,749      1        --    --          908         --          --        --          --          909
Compensation
 earned on stock
 options........          --     --         --    --          --          --        1,395       --          --        1,395
Unrealized gain
 on securities
 available for
 sale, net......          --     --         --    --          --          --          --       (139)        --         (139)
Net income......          --     --         --    --          --      135,856         --        --          --      135,856
Foreign currency
 translation
 adjustment.....          --     --         --    --          --          --          --        --         (330)       (330)
                  ----------- ------ ----------  ----  ---------- -----------    --------     -----      ------    --------
Balance at March
 31, 2000
 (unaudited)....  104,092,731 $1,041 15,065,844  $151  $1,981,524 $(1,058,078)   $(13,993)    $(388)     $1,161    $911,418
                  =========== ====== ==========  ====  ========== ===========    ========     =====      ======    ========

  The accompanying notes are an integral part of these financial statements.

                                ZIFF-DAVIS INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
 (numbers rounded to the nearest thousand, except share and per share amounts)

1. The Company and Basis of Presentation

 Basis of presentation

   The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included to present fairly the consolidated financial position of Ziff-Davis Inc. ("Ziff-Davis") at March 31, 2000 and the results of its consolidated operations for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. It is suggested that the statements be read in conjunction with Ziff-Davis Inc.'s consolidated financial statements and notes thereto included in Ziff-Davis' Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K").

 1999-2000 Restructuring

   Ziff-Davis is in the process of disposing of substantially all of its ZD businesses as part of a comprehensive restructuring described in its proxy statement dated February 7, 2000. Ziff-Davis has already completed the sale of ZD Market Intelligence, ZD Education, ZD Publishing (excluding Computer Shopper and an investment in Red Herring Communications Inc.) and its equity interest in ZDTV. In addition, Ziff-Davis announced on March 7, 2000 that it intends to recapitalize and spin off its ZD Events group to the holders of ZD stock. See Notes 8, 9 and 10.

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

   After Ziff-Davis completes these transactions, Ziff-Davis expects to transfer Computer Shopper magazine, Smart Planet, its investment in Red Herring Communications and any other residual ZD assets to ZDNet in return for an increase in ZD's retained interest in ZDNet. Thereafter, Ziff-Davis expects to merge with a newly formed subsidiary to eliminate its tracking stock structure. The surviving company will be renamed ZDNet Inc. As a result of the merger, each outstanding share of ZD stock will remain outstanding as one share of the newly named ZDNet Inc., and each outstanding share of ZDNet stock will convert into a number of shares of ZDNet Inc. expected to fall between 1.7 and 1.9 shares. From the point of view of a holder of ZDNet stock, the transaction is similar to a stock split-- the price per share will decrease but the holder will end up with more shares.

   The restructuring transactions referred to above and the risks related thereto are described in more detail in the proxy statement dated February 7, 2000, the 1999 Form 10-K and the Registration Statement on Form S-3 (File No. 333-35550).

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


   During the first quarter of 2000, Ziff-Davis incurred a restructuring charge totaling $64.0 million in connection with the disposition of its ZD businesses. The charge was for severance and accelerated vesting of terminating employees' stock options and other expenses incurred with the sale of its ZD businesses. All of the cash payments accrued for in the first quarter will be paid by the end of the second quarter. In the second quarter of 2000 Ziff-Davis expects to record additional charges currently estimated at $125 million for accelerated vesting of terminating employees' stock options and other expenses associated with the restructuring of its businesses.

   Ziff-Davis operates in two business segments: (1) publishing and (2)
Internet.

 Publishing

   The publishing segment is engaged in publishing magazines and electronic information products about computer technology and the Internet. The publishing segment's principal operations are in the U.S. and Europe, although it also licenses or syndicates its editorial content to over 50 publications distributed worldwide.

 Internet

   The Internet segment is engaged in providing computer technology and internet related news and information to internet users worldwide. The Internet segment's principal operations are in the U.S. and, to a lesser extent, in Europe and Asia.

 Reclassifications and restatements

   Certain amounts have been reclassified, where appropriate, to conform to the current financial statement presentation. The 1999 financial statements have been restated to reflect Ziff-Davis' events, television, education and market intelligence businesses as discontinued operations in accordance with Accounting Principle Board Opinion No. 30.

 Earnings per share

   The earnings per share for ZD (as defined in Note 2) has been presented based on the separate income (loss) of the ZD group on a continuing and a discontinued operations basis. In order to reflect the initial issuance of ZDNet stock on March 31, 1999 (as described in Note 2), the separate income
(loss) of the ZD group on a continuing operations basis included 100% of the income (loss) of the ZDNet group for the first quarter of 1999 and approximately 84% of the income of the ZDNet group for the first quarter of 2000. As a result, in the first quarter of 1999 ZD had a loss from continuing operations of $24,175,000 and a loss from discontinued operations of $13,600,000 for a net combined loss of $37,775,000, while in the first quarter of 2000 ZD had income from continuing operations of $32,010,000 and income from discontinued operations of $103,846,000 for a combined net income of $135,856,000. Options to purchase shares of ZD stock that could potentially dilute basic earnings per share were not included in the computation of diluted earnings per share in 1999, because they were anti-dilutive.

   For the quarter ending March 31, 1999, Ziff-Davis has presented its earnings per share for both series of common stock--ZD and ZDNet. The earnings per share for ZDNet for the 1999 period is presented on a pro forma basis for the 1999 period based on the separate income of the ZDNet group (as set forth in the ZDNet financial statements included elsewhere in this Form 10-Q), assuming all shares had been issued on

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)

January 1, 1999. Options to purchase ZDNet stock that could potentially dilute basic earnings per share were not included in the calculation of diluted earnings per share for ZDNet because they were anti-dilutive.

   Diluted earnings per share are not shown when the impact of stock options would be anti-dilutive.

2. ZDNet Stock

   The stockholders of Ziff-Davis voted, at a special meeting held on March 30, 1999, to authorize the issuance of a new series of common stock, designated as Ziff-Davis Inc.--ZDNet Common Stock, which is intended to reflect the performance of Ziff-Davis' Internet business division ("ZDNet"). When the ZDNet stock was issued, Ziff-Davis' existing common stock was re-classified as Ziff-Davis Inc.--ZD Common Stock, which is intended to reflect the performance of Ziff-Davis' other businesses and a retained interest in ZDNet. The businesses represented by ZD stock are referred to as "ZD." On March 31, 1999, Ziff-Davis sold to the public, for cash, 11,500,000 shares of ZDNet stock. ZD's retained interest at that time (after giving effect to the offering) was 84%.

3. Income Taxes

   Income taxes are provided based on a discrete period method using a statutory rate of 35%. The effective tax rate on continuing operations differs from the statutory rate primarily as a result of adjustments to valuation allowance that were reserved for prior periods, non-deductible goodwill amortization and the effect of state and local taxes. Management believes that these tax benefits will, more likely than not, be realized because they will offset gains realized on the disposition of discontinued operations, with the gain from the disposition shown net of the resulting tax provision.

4. Acquisitions and Dispositions

 FerretSoft, LLC

   On March 24, 2000, ZDNet acquired FerretSoft, LLC for $6.4 million in cash and 601,502 shares of ZDNet stock valued at $17.0 million. This acquisition was accounted for using the purchase method of accounting. The excess of purchase price over the fair market value of assets acquired, net of cash, was allocated to intangible assets.

5. Investments

   In February 2000, ZDNet acquired a 35% interest in Ziff-Davis Richina Media LDC ("ZDRM") for $7.0 million in cash and 186,046 shares of ZDNet stock valued at $5.1 million or $27.375 per share. ZDNet is accounting for this investment using the equity method of accounting as the other 65% interest in ZDRM held by Ziff-Davis was sold on April 5, 2000 in connection with its sale of the ZD Publishing business discussed elsewhere in these financial statements and, therefore, control of ZDRM by Ziff-Davis was temporary.

6. Commitments and Contingencies

   Ziff-Davis is subject to various claims and legal proceedings arising in the normal course of business.

   Ziff-Davis was named as a defendant in an action, filed on April 17, 1998, in the Supreme Court of the State of New York, by minority stockholders of SOFTBANK Interactive Marketing Inc. ("SIM"), formerly an

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)

indirect subsidiary of SOFTBANK Corp. The complaint alleged, among other things, that SBH, SIM's majority stockholder, acting with Ziff-Davis and two of its senior officers and directors who were directors of SIM (and who were also named as defendants), had conflicts of interest between SIM and other Softbank investments (including investments in Ziff-Davis) and failed to act in the best interests of SIM and the minority stockholders by taking actions which benefited Ziff-Davis. The complaint stated claims based on common law fraud, breach of fiduciary duty and aiding and abetting theories and sought in excess of $200,000,000 in damages. Upon motion of Ziff-Davis and the other defendants, all of the claims against them other than a breach of contract claim which was solely against SBH, were dismissed on February 26, 1999. On April 1, 1999, plaintiffs filed a notice of appeal of the dismissal. On September 2, 1999, the remaining claim, which was solely against SBH, was dismissed. On October 6, 1999, plaintiffs filed a notice of appeal of this dismissal. On March 28, 2000, the decisions of dismissal were affirmed on appeal.

   There are no other legal proceedings to which Ziff-Davis is a party except those described in the 1999 Form 10-K and ordinary routine litigation incidental to its business that is not otherwise material to the financial condition or results of operations of Ziff-Davis.

7. Segment Information

   Ziff-Davis operates in two reportable business segments: (1) publishing and
(2) Internet. All material inter-segment revenue has been eliminated. The following table presents information about each of the reported segments:

                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                            2000        1999
                                                         ---------- ------------
                                                         (dollars in thousands)
   EBITDA:
   Publishing..........................................  $   12,245  $   22,571
   Internet............................................       4,180       1,946
                                                         ----------  ----------
     Total ............................................  $   16,425  $   24,517
                                                         ==========  ==========
                                                         March 31,  December 31,
                                                            2000        1999
                                                         ---------- ------------
                                                         (dollars in thousands)
   Total Assets:
   Publishing..........................................  $  121,048  $   83,811
   Internet............................................     210,692     189,365
   Net assets held for sale............................     780,000     780,000
   Net assets of discontinued operations...............     768,506     934,669
                                                         ----------  ----------
     Total ............................................  $1,880,246  $1,987,845
                                                         ==========  ==========

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)


   A reconciliation of EBITDA to loss before income taxes is below:

                                                              Three Months
                                                                  Ended
                                                                March 31,
                                                            ------------------
                                                              2000      1999
                                                            --------  --------
                                                               (dollars in
                                                               thousands)
   Total segment EBITDA...................................  $ 16,425  $ 24,517
   Depreciation and amortization of property and
    equipment.............................................    (1,363)   (4,763)
   Amortization of intangible assets......................    (4,227)  (21,559)
   Stock-based compensation...............................    (1,395)   (1,295)
   Restructuring charge...................................   (63,992)      --
   Minority interest in ZDTV's non-EBITDA losses..........       --        117
   Interest expense, net..................................   (10,970)  (24,537)
                                                            --------  --------
   Loss before income taxes...............................  $(65,522) $(27,520)
                                                            ========  ========

8. Discontinued Operations

   On July 14, 1999, Ziff-Davis announced that it had engaged Morgan Stanley Dean Witter to explore strategic alternatives to maximize shareholder value. As a result of this process, Ziff-Davis has sold its market intelligence, education and television businesses and determined to spin off to its shareholders the events business into its own separate company.

   Specifics of these transactions follow:

     Ziff-Davis sold its market intelligence business in early October 1999. During the fourth quarter of 1999, Ziff-Davis recognized a pre-tax gain of approximately $60 million from this sale.

     On November 17, 1999, Ziff-Davis announced that it had signed a definitive agreement to sell its business-to-business IT learning organization, ZD Education, for $172 million in cash to a company formed by U.S. Equity Partners, L.P. The transaction closed February 2000. U.S. Equity Partners is a private equity fund managed by Wasserstein Parella Group, Inc. Ziff-Davis recognized a pre-tax gain on the sale of this business of approximately $115.5 million in the first quarter of 2000.

     On November 19, 1999, Ziff-Davis announced that it had signed a definitive agreement to sell its 64% interest in ZDTV to Vulcan Ventures, Inc., the investment organization of Paul G. Allen, for $204.8 million. The sale closed in January 2000. Ziff-Davis recognized a pre-tax gain on the sale of this business of approximately $85.9 million in the first quarter of 2000.

     Ziff-Davis expects to form a new holding company for the ZD Events group. That holding company will borrow approximately $400 million from bank lenders, the capital markets, or a combination of both. The proceeds of that borrowing will be used to retire Ziff-Davis' remaining indebtedness and to fund a cash dividend to holders of ZD stock. At the time of the dividend or shortly thereafter, Ziff-Davis intends to distribute all of the shares it owns in the ZD Events holding company to the holders of ZD stock. These transactions are expected to be completed at or around the end of the second quarter of 2000.

     The businesses that have been identified above have been accounted for as discontinued operations in the consolidated financial statements of Ziff-Davis, and the Consolidated Statement of Operations for the three months ended March 31, 1999 have been restated to reflect this treatment. The proceeds of $376.8 million from the sale of ZD Education and ZDTV are reflected in the investing activities of the Consolidated Statement of Cash Flows for the three months ended March 31, 2000.

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)

9. Sale of ZD Publishing

   On December 6, 1999, Ziff-Davis agreed to sell its print publishing business, excluding Computer Shopper and an investment in Red Herring Communications Inc., to companies controlled by Willis Stein & Partners for $780 million, subject to certain adjustments. In connection with this sale, Ziff-Davis has written down its book value of the related net assets to fair value, and has reported the net assets of the publishing business being sold as "Assets held for sale" in the March 31, 2000 Consolidated Balance Sheet. See
Note 10.

   At March 31, 2000, assets held for sale consisted of:

                                                                       (dollars
                                                                          in
                                                                      thousands)
   Current assets....................................................  $121,979
   Total assets......................................................  $879,293
                                                                       ========
   Total liabilities(1)..............................................  $ 99,293
                                                                       ========

--------
(1) All liabilities were current at March 31, 2000

10. Subsequent Events

   On April 5, 2000, Ziff-Davis completed the sale of its ZD Publishing division (excluding Computer Shopper and Ziff-Davis' investment in Red Herring Communications Inc.) to companies controlled by Willis Stein & Partners. The purchase price was $780,000,000. During the second quarter of 2000, Ziff-Davis will record charges of approximately $72,500,000 related to the sale of the publishing division. The majority of the charges are related to stock-based compensation from accelerated vesting of stock options held by publishing employees, which is expected to be approximately $59,000,000 and will be a non-cash charge.

   On April 5, 2000, Ziff-Davis repaid the remaining balance on its bank credit facility in full from the proceeds from the sale of Ziff-Davis businesses. Thereafter, it unwound the interest rate swaps that it had entered into in order to hedge its interest rate exposure under the credit facility. Ziff-Davis expects to recognize a pre-tax gain of approximately $13,600,000 in the second quarter of 2000 in connection with the unwinding of these interest rate swaps.

   On April 13, 2000, Ziff-Davis, through its ZD Events subsidiary borrowed $150 million under an interim credit facility, which it plans to repay in full out of proceeds of the approximately $400 million ZD Events group borrowing described in Note 8 above. Ziff-Davis used the proceeds from the borrowing under this interim credit facility, together with approximately $130 million in cash on hand, to repurchase substantially all of its outstanding 8.5% Senior Subordinated Notes Due 2008. In connection with this repurchase, Ziff-Davis received consents to certain amendments to the Indenture under which these Notes were issued in order to eliminate certain restrictive covenants contained therein. Ziff-Davis expects to incur a pre-tax charge of approximately $36,600,000 in the second quarter of 2000 as a result of this repurchase, composed of a premium to repay the Notes of approximately $20,700,000 and the write-off of debt issuance costs of $15,900,000 which were being amortized over the original life of the Notes.

   Ziff-Davis plans, after recapitalizing and spinning off ZD Events and paying a special cash dividend, to eliminate its tracking stock structure and as a result, establish ZDNet as a stand-alone, independent Internet

                                ZIFF-DAVIS INC.

 (numbers rounded to the nearest thousand, except share and per share amounts)

company. This will be accomplished by merging a newly formed subsidiary into Ziff-Davis Inc. so that all current holders of its ZD stock (NYSE: ZD) and ZDNet stock (NYSE: ZDZ) will hold their investments through a single class of ordinary common stock. The surviving company will be renamed ZDNet Inc. The merger is expected to be completed at or around the end of the second quarter of 2000.

   For additional details, please refer to the Ziff-Davis Inc. proxy statement dated February 7, 2000 and the 1999 Form 10-K.

   In April 2000, ZDNet purchased 250,000 shares of common stock of Opus360 for $2.5 million in cash. This investment will be accounted for under the cost method of accounting.

   In April 2000, ZDNet acquired LinuxDevices.com for $1.0 million, with a potential additional earn-out of $3.0 million worth of ZDNet stock based on achievement of specified traffic targets. This acquisition will be accounted for under the purchase method of accounting.

   In May 2000, ZDNet acquired 3Dfiles web site for $2 million in cash and 380,772 shares of ZDNet stock valued at $5.0 million or $13.13 per share.

                                     ZDNET
                        (a division of Ziff-Davis Inc.)

                            COMBINED BALANCE SHEETS
                             (dollars in thousands)

                                                         March 31,  December 31,
                                                           2000         1999
                                                        ----------- ------------
                                                        (unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents............................  $      15   $     108
  Accounts receivable, net.............................     26,101      27,161
  Receivable from ZD...................................        --       12,763
  Deferred taxes.......................................      3,920       4,165
  Other current assets.................................        694         512
                                                         ---------   ---------
    Total current assets...............................     30,730      44,709
Property and equipment, net............................      7,460       7,336
Investments, at cost...................................     41,485      25,404
Deferred taxes.........................................      2,258       2,258
Securities available for sale..........................        281         513
Intangible assets, net.................................    128,478     109,145
                                                         ---------   ---------
    Total assets.......................................  $ 210,692   $ 189,365
                                                         =========   =========
            LIABILITIES AND DIVISION EQUITY
Current liabilities:
  Accounts payable.....................................  $     519   $   1,734
  Accrued expenses.....................................     15,408      15,258
  Payable to ZD........................................      6,685         --
  Deferred income......................................      3,955       9,257
                                                         ---------   ---------
    Total liabilities..................................     26,567      26,249
                                                         ---------   ---------
Commitments and contingencies (Note 7)
Division equity........................................    184,125     163,116
                                                         ---------   ---------
    Total liabilities and division equity..............  $ 210,692   $ 189,365
                                                         =========   =========

   The accompanying notes are an integral part of these financial statements.

                                     ZDNET
                        (a division of Ziff-Davis Inc.)

                       COMBINED STATEMENTS OF OPERATIONS
           (Unaudited-dollars in thousands, except per share amounts)

                                                       Three Months Ended
                                                            March 31,
                                                     ------------------------
                                                        2000         1999
                                                     -----------  -----------
Revenue, net........................................ $    35,940  $    18,561
Cost of operations:
  Production and content............................      12,665        7,760
  Selling, general and administrative expenses......      18,765        8,972
  Stock-based compensation..........................         793          836
  Depreciation and amortization of property and
   equipment........................................         809          532
  Amortization of intangible assets.................       3,895        1,022
                                                     -----------  -----------
Loss from operations................................        (987)        (561)
Interest income, related party......................          90          --
Minority interest...................................         --           117
Non-operating expense...............................        (330)         --
                                                     -----------  -----------
Loss before income taxes............................      (1,227)        (444)
Income tax provision (benefit)......................         338         (258)
                                                     -----------  -----------
Net loss............................................ $    (1,565) $      (186)
                                                     ===========  ===========
Net loss per pro forma basic share.................. $      (.02) $       .00
Pro forma weighted average number of basic shares
 outstanding........................................  74,168,844   71,500,000


   The accompanying notes are an integral part of these financial statements.

                                     ZDNET
                        (a division of Ziff-Davis Inc.)

                  COMBINED STATEMENTS OF COMPREHENSIVE INCOME
                        (Unaudited-dollars in thousands)

                                                                 Three Months
                                                                    Ended
                                                                  March 31,
                                                                ---------------
                                                                 2000     1999
                                                                -------  ------
Net loss....................................................... $(1,565) $ (186)
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments.....................    (172)    401
  Unrealized gain (loss) on securities available for sale......    (139)  3,086
                                                                -------  ------
Comprehensive income (loss).................................... $(1,876) $3,301
                                                                =======  ======



   The accompanying notes are an integral part of these financial statements.

                                     ZDNET
                        (a division of Ziff-Davis Inc.)

                       COMBINED STATEMENTS OF CASH FLOWS
                        (Unaudited-dollars in thousands)

                                                              Three Months
                                                                  Ended
                                                                March 31,
                                                             ----------------
                                                               2000     1999
                                                             --------  ------
Cash flows from operating activities:
Net loss.................................................... $ (1,565) $ (186)
Adjustments to reconcile net loss to net cash provided
 (used) by operating activities:
  Depreciation and amortization of property and equipment...      809     532
  Amortization of intangible assets.........................    3,895   1,022
  Minority interest.........................................      --     (117)
  Deferred tax provision (benefit)..........................      338    (258)
  Stock-based compensation..................................      793     836
  Changes in operating assets and liabilities:
    Accounts receivable.....................................    1,157   1,420
    Other current assets....................................     (181)   (388)
    Accounts payable and accrued expenses...................   (1,127)   (183)
    Unearned income.........................................   (5,301)    449
    Other, net..............................................     (115)    411
                                                             --------  ------
Net cash provided (used) by operating activities............   (1,297)  3,538
                                                             --------  ------
Cash flows from investing activities:
  Capital expenditures......................................     (886)   (872)
  Investments...............................................  (10,988)    --
  Acquisitions, net of cash acquired........................   (6,371)    --
                                                             --------  ------
Net cash used by investing activities.......................  (18,245)   (872)
                                                             --------  ------
Cash flows from financing activities:
  Return of capital to ZD...................................      --   (2,723)
  Repayment by ZD of advances to ZD.........................   12,764     --
  Borrowings from ZD, net...................................    6,685     --
                                                             --------  ------
Net cash provided (used) by financing activities............   19,449  (2,723)
                                                             --------  ------
Net decrease in cash and cash equivalents...................      (93)    (57)
Cash and cash equivalents at beginning of period............      108     292
                                                             --------  ------
Cash and cash equivalents at end of period.................. $     15  $  235
                                                             ========  ======

   The accompanying notes are an integral part of these financial statements.

                                     ZDNET
                        (a division of Ziff-Davis Inc.)

               COMBINED STATEMENTS OF CHANGES IN DIVISION EQUITY
                             (dollars in thousands)

                                                             Unrealized
                                                                loss
                                                            on securities Cumulative
                          Division   Deferred   Accumulated available for translation
                          capital  compensation   deficit       sale      adjustment   Total
                          -------- ------------ ----------- ------------- ----------- --------
Balance at December 31,
 1999...................  $216,123   $(9,475)    $(44,108)      $(249)       $ 825    $163,116
Stock-based compensation
 earned.................       --        793          --          --           --          793
Unrealized loss on
 securities available
 for sale, net..........       --        --           --         (139)         --         (139)
Acquisition of Ziff-
 Davis Richina Media
 LDC....................     5,092       --           --          --           --        5,092
Acquisition of
 FerretSoft, LLC........    17,000       --           --          --           --       17,000
Net loss................       --        --        (1,565)        --           --       (1,565)
Foreign exchange
 translation
 Adjustment.............       --        --           --          --          (172)       (172)
                          --------   -------     --------       -----        -----    --------
Balance at March 31,
 2000 (unaudited).......  $238,215   $(8,682)    $(45,673)      $(388)       $ 653    $184,125
                          ========   =======     ========       =====        =====    ========


   The accompanying notes are an integral part of these financial statements.

                                     ZDNET
                        (a division of Ziff-Davis Inc.)

                NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS

1. The Company and Basis of Presentation

Basis of presentation

   The accompanying unaudited combined financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present fairly the combined financial position of ZDNet at March 31, 2000 and the results of its consolidated operations for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999 have been included. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. It is suggested that the statements be read in conjunction with ZDNet's combined financial statements and notes thereto and consolidated financial statements of Ziff Davis Inc. ("Ziff-Davis") and notes thereto included in Ziff-Davis' Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K") as well as the consolidated financial statements of Ziff-Davis included herein.

   ZDNet is the Internet business division of Ziff-Davis. ZD is the division of Ziff-Davis that was focused on the business of print publishing, trade shows and conferences, television, market research and education.

 Restructuring

   Ziff-Davis is in the process of disposing of substantially all of its ZD businesses as part of a comprehensive restructuring described in its proxy statement dated February 7, 2000, in our 1999 Form 10-K and our Registration Statement on Form S-3. Ziff-Davis has already completed the sale of ZD Market Intelligence, ZD Education, ZD Publishing (excluding Computer Shopper, Smart Planet and an investment in Red Herring Communications) and its equity interest in ZDTV. In addition, Ziff-Davis announced on March 7, 2000 that it intends to recapitalize and spin-off its ZD Events group to the holders of ZD common stock.

   Upon completion of the restructuring transactions, Ziff-Davis expects to transfer Computer Shopper magazine, Smart Planet, its investment in Red Herring Communications and any other residual ZD assets to ZDNet in return for an increase in ZD's retained interest in ZDNet. Thereafter, Ziff-Davis expects to merge with a newly formed subsidiary to eliminate its tracking stock structure. The surviving company will be renamed ZDNet Inc. As a result of the merger, each outstanding share of ZD stock will remain outstanding as one share of the newly named ZDNet Inc., and each outstanding share of ZDNet stock will convert into a number of shares of ZDNet Inc. expected to fall between 1.7 and 1.9 shares. From the point of view of a holder of ZDNet stock, the transaction is similar to a stock split--the price per share will decrease but the holder will end up with more shares.

   The restructuring transactions referred to above and the risks related thereto are described in more detail in the proxy statement dated February 7, 2000 and in Note 1 to the combined financial statements of ZDNet in the 1999 Form 10-K and Notes 1, 8, 9 and 10 to the consolidated financial statements of Ziff-Davis included herein.

 Reclassifications

   Certain amounts have been reclassified, where appropriate, to conform to the current financial statement presentation.

                                     ZDNET
                        (a division of Ziff-Davis Inc.)

         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(Continued)


2. ZDNet Stock

   Refer to Note 2, "ZDNet Stock," of the consolidated financial statements of Ziff-Davis included herein.

3. Investments

   In February 2000, ZDNet acquired a 35% interest in Ziff-Davis Richina Media LDC ("ZDRM") for $7.0 million in cash and 186,046 shares of ZDNet stock valued at $5.1 million or $27.375 per share. ZDNet accounts for this investment using the equity method of accounting as the other 65% interest in ZDRM held by Ziff-Davis was sold on April 5, 2000, in connection with its sale of the publishing business discussed elsewhere in the consolidated financial statements of Ziff-Davis included herein and, therefore, control of ZDRM by Ziff-Davis was temporary.

4. Acquisitions

   In March 2000, ZDNet acquired 100% of FerretSoft, LLC for $6.4 million in cash and 601,502 shares of ZDNet stock valued at $17.0 million or $28.26 per share. The acquisition was accounted for using the purchase method of accounting. The excess of purchase price over the fair market value of assets acquired, net of cash, was allocated to intangible assets.

   Cash................................................................ $ 6,400
   ZDNet stock.........................................................  17,000
                                                                        -------
     Total purchase price..............................................  23,400
   Net assets acquired.................................................    (143)
                                                                        -------
   Value assigned to intangible assets................................. $23,257
                                                                        =======

5. Income Taxes

   Income taxes are provided based on a discrete period method using a statutory rate of 35%. The effective tax rate on continuing operations differs from the statutory rate primarily as a result of nondeductible goodwill amortization and the effect of local taxes.

6. Earnings per share

   The earnings per share for ZDNet for 1999 is presented on a pro forma basis based on the separate income of the ZDNet group (as set forth in the ZDNet financial statements included earlier in this Form 10-Q), assuming all shares had been issued on January 1, 1999. Options to purchase ZDNet stock that could potentially dilute basic earnings per share were not included in the calculation of diluted earnings per share for ZDNet, because they were anti-dilutive.

   Diluted earnings per share are not shown when the impact of stock options would be anti-dilutive.

7. Commitments and Contingencies

   Refer to note 6, "Commitments and Contingencies," of the consolidated financial statements of Ziff-Davis included herein.

                                     ZDNET
                        (a division of Ziff-Davis Inc.)

         NOTES TO UNAUDITED COMBINED FINANCIAL STATEMENTS--(Continued)


8. Subsequent Events

   In April 2000, ZDNet purchased 250,000 shares of common stock of Opus360 for $2.5 million in cash. This investment will be accounted for under the cost method of accounting.

   In April 2000, ZDNet acquired LinuxDevices.com for $1.0 million, with a potential additional earn out of $3.0 million worth of ZDNet stock based on achievement of specified traffic targets. This acquisition will be accounted for under the purchase method of accounting.

   In May 2000, ZDNet acquired 3Dfiles Web site for $2 million in cash and 380,772 shares of ZDNet stock valued at $5.0 million or $13.13 per share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                                ZIFF-DAVIS INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Revenue

   Ziff-Davis Inc. ("Ziff-Davis") had net revenue of $176.2 million for the three months ended March 31, 2000. A substantial portion of Ziff-Davis' revenue is derived from the sale of advertising, which accounted for 77.4% of total revenue. No single advertiser has comprised more than 3.0% of Ziff-Davis' advertising revenue during any of the last three years. However, Ziff-Davis' top 20 advertisers accounted for 37.1% of total advertising revenue during the three months ended March 31, 2000.

   In the publishing segment, Ziff-Davis' principal sources of revenue have been advertising (73.8% of first quarter 2000 total publishing revenue), circulation (21.7%) and other (4.5%). Circulation comprises both paid subscriptions (11.7%) and newsstand sales (10.0%) while other primarily consists of royalties, reprints and other miscellaneous sales. In the Internet segment, Ziff-Davis' principal source of revenue is from advertising (96% of total Internet revenue for first quarter 2000). The Internet segment also derives revenue from subscription-based fees and services (4% of total Internet revenue in first quarter 2000).

Cost of operations

   In the publishing business, the principal components of Ziff-Davis' production costs are raw materials, printing and distribution, which represented 33.3%, 37.6%, 29.1%, respectively of total publishing production expenses during the first quarter of 2000. Ziff-Davis' principal raw material is paper. Paper supply and prices are subject to volatility and may be significantly affected by many factors, including market and economic conditions. Production costs in the Internet segment consist primarily of third party web hosting costs.

   The other principal operating cost for Ziff-Davis are selling, general and administrative expenses, including editorial costs. Included in these costs are salaries, sales commissions and benefits (41.3% in first quarter 2000) along with marketing and promotion expenses related to advertising and circulation (32.0% in first quarter 2000.

Factors affecting future periods

   Our future financial condition, results of operations and cash flow will be materially impacted by the restructuring of Ziff-Davis described in our proxy statement dated February 7, 2000 (the "Proxy Statement"), Registration Statement on Form S-3 (File No. 333-35550) and in our Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K"). After giving effect to the restructuring, Ziff-Davis (which will be renamed ZDNet Inc.) will be primarily an internet company and will have only one class of ordinary common stock. Investors in ZD stock and ZDNet stock will be investors in all of the remaining assets, liabilities and businesses of the consolidated company. For additional information, see "Risk Factors" in our Proxy Statement and our 1999 Form 10-K.

Presentation of earnings per share

   Ziff-Davis has presented its earnings per share for both series of common stock--ZD and ZDNet. The earnings per share for ZDNet is presented on a pro forma basis for the 1999 period based on the separate income (loss) of the ZDNet group (as set forth in the ZDNet financial statements included elsewhere in this Form 10-Q), assuming all shares had been issued on January 1, 1999.

Comparison of Three Months Ended March 31, 2000 and 1999

Revenue, net

   Revenue increased by $13.0 million or 8.0% to $176.2 million in 2000 from $163.2 million in 1999.

   Publishing--Net revenue from publishing decreased by $4.3 million or 3.0% from $144.6 million in first quarter 1999 to $140.3 million in first quarter 2000. The decrease was primarily due to lower advertising in the larger business publications partly offset by growth in advertising in consumer publications. Advertising revenue was lower in business publications principally due to factors affecting the computer technology industry; namely, consolidation within the computer and Internet industries, margin pressure on computer equipment manufacturers and product delays. Revenue from international operations, which generated 14% of the segment's revenue, decreased by $0.5 million primarily because the growth of IT Week in the UK was more than offset by the stronger US dollar.

   Internet--Net revenue increased $17.3 million or 93.6% to $35.9 million for the first quarter of 2000 from $18.6 million in the first quarter of 1999. Revenue from advertising was 96% of net revenue for the first quarter of 1999 compared to 91% for the first quarter of 1999. Revenue from advertising increased 104% to $34.5 million for the first quarter of 2000 from $16.9 million for the first quarter of 1999. The increase in advertising revenue was attributed to an increase in volume as both the number of advertisers and the average monthly revenue per advertiser increased. Included in first quarter 2000 advertising revenue was $4.1 million of accelerated deferred revenue as a result of terminating a multi-year revenue-generating contract during the period. Subscription-based fees and services decreased by 17.6% to $1.4 million for the quarter ended March 31, 2000 from $1.7 million for the quarter ended March 31, 1999.

Cost of production

   Production costs decreased by 7.5% or $3.6 million from $48.1 million in first quarter 1999 to $44.5 million in 2000.

   Publishing production costs decreased by $2.9 million or 6.4% from $45.4 million in first quarter 1999 to $42.5 million in 2000. The decrease was related to a decline in the number of advertising pages produced.

   Internet production costs decreased by $0.7 million or 26.6% from $2.7 million in 1999 to $1.9 million in 2000. The decrease was due to a shift towards increased marketing costs and less infrastructure costs.

Selling, general and administrative expenses

   Selling, general and administrative expenses increased by $25.0 million or 27.7% from $90.4 million in 1999 to $115.4 million in 2000. The increase was due to increased personnel and services required to support the growth of ZDNet advertising and increased advertising expenses as a result of the $25 million consumer advertising campaign launched in December 1999 and start-up expenses from Smart Planet.

Stock-based compensation

   Ziff-Davis incurred compensation expense related to stock options on the internet business granted during 1998 in anticipation of an initial public offering where the exercise price was deemed to be below the market price on the date of grant. Ziff-Davis recognizes this cost on a straight-line basis over the vesting period of the underlying options.

   Ziff-Davis also incurred compensation expense relating to the acceleration of the vesting of stock options in connection with the termination of certain employees; however, these amounts were included in the restructuring charges and gain on disposal of discontinued operations.

   Total stock-based compensation expense was $56.0 million in the current period compared to $1.3 million in the 1999 period.

Depreciation and amortization

   Total depreciation and amortization decreased $20.7 million from $26.3 million in first quarter 1999 to $5.6 million in first quarter 2000. The decrease was primarily a result of terminating depreciation and amortization at applicable publishing assets, except for those of Computer Shopper and Smart Planet, as the publishing assets were written-down to fair market value in the fourth quarter of 1999 and reclassified as assets held for sale.

Restructuring charges

   During the first quarter of 2000, Ziff Davis incurred a restructuring charge totaling $64.0 million in connection with the disposition of its ZD businesses. The charge was for severance and accelerated vesting of terminating employees' stock options and other expenses incurred with the sale of its ZD businesses. All of the cash payments accrued for in the first quarter will be paid by the end of the second quarter. In the second quarter of 2000 Ziff-Davis expects to record additional charges currently estimated at $125 million for accelerated vesting of terminating employees' stock options and other expenses associated with the restructuring of its businesses.

Interest expense, net

   Interest expense decreased by $13.5 million or 55.1% from $24.5 million in first quarter 1999 to $11.0 million in first quarter 2000. The reduction was due primarily to lower average levels of debt outstanding as proceeds from the ZDNet offering and from the sale of businesses have been used to repay indebtedness.

Other non-operating income, net

   Other non-operating income, net primarily reflects Ziff-Davis' equity share in earnings and losses from joint ventures. Income of $0.1 million improved $0.2 million from a loss of $0.1 million in first quarter 1999 due to higher income from ZDNet's joint ventures.

Minority interest

   There was no minority interest in the current period as ZDNet had purchased the outstanding shares of its GameSpot subsidiary in 1999.

Income taxes

   The first quarter 2000 income tax benefit of $97.5 million increased from a benefit of $3.3 million in first quarter 1999, primarily as a result of the release of valuation allowances established on previously generated net operating losses. The release was triggered by the generation of taxable income from discontinued operations.

Income (loss) from continuing operations

   As a result of the changes described above, Ziff-Davis produced income from continuing operations of $32 million in first quarter 2000 compared to a loss from continuing operations of $24.2 million in first quarter 1999.

EBITDA

   EBITDA for the quarter ended March 31, 2000 was $16.4 million compared to $24.5 million for the quarter ended March 31, 1999. Results were unfavorable as compared to first quarter 1999 due to a lower level of earnings from advertising in the higher margin business publications partly offset by improved results in the consumer publications and EBITDA in the Internet segment. EBITDA from the Internet segment increased primarily as a result of revenue growth exceeding increases in expenses. The ratio of EBITDA to revenue was 9.3% for first quarter 2000 compared to 15.0% in first quarter 1999.

Discontinued Operations

   As result of Ziff-Davis' decision to sell its market intelligence, education and television businesses and to spin off its events business, the results of operations from these businesses have been reported as discontinued operations. The accounting for discontinued operations requires that the results of the businesses being discontinued are reported separately, net of taxes. Management's key performance indicators for each of these businesses are revenue and earnings before interest, taxes, depreciation and amortization and other non-cash charges ("EBITDA").

   Ziff-Davis sold its market intelligence business in early October 1999. During the fourth quarter of 1999, Ziff-Davis recognized a pre-tax gain of approximately $60 million from this sale.

   On November 17, 1999, Ziff-Davis announced that it had signed a definitive agreement to sell its business-to-business IT learning organization, ZD Education, for $172 million cash to a company formed by U.S. Equity Partners, L.P. The transaction closed in the first quarter of 2000. U.S. Equity Partners is a private equity fund managed by Wasserstein Parella Group, Inc. Ziff-Davis recognized a pre-tax gain on the sale of this business of approximately $115.5 million in the first quarter of 2000.

   On November 19, 1999, Ziff-Davis announced that it had signed a definitive agreement to sell its 64% interest in ZDTV to Vulcan Ventures, Inc., the investment organization of Paul G. Allen, for $204.8 million. The sale closed in January 2000. Ziff-Davis recognized a pre-tax gain on the sale of this business of approximately $85.9 million in the first quarter of 2000.

   Ziff-Davis expects to form a new holding company for the ZD Events group. That holding company will borrow approximately $400 million from bank lenders, the capital markets, or a combination of both. The proceeds of that borrowing will be used to retire Ziff-Davis' remaining indebtedness and to fund a cash dividend to holders of ZD stock. At the time of the dividend or shortly thereafter, Ziff-Davis intends to distribute all of the shares it owns in the ZD Events holding company to the holders of ZD stock. These transactions are expected to be completed at or around the end of the second quarter of 2000.

   The businesses that have been identified above have been accounted for as discontinued operations in the consolidated financial statements of Ziff-Davis, and the Consolidated Statement of Operations for the three months ended March 31, 1999 have been restated to reflect this treatment. The proceeds of $376.8 million from the sale of ZD Education and ZDTV are reflected in the investing activities of the Consolidated Statement of Cash Flows for the three months ended March 31, 2000.

Events Segment

   This discussion of the results from the Events segment is to provide an understanding of the major effects on revenue and EBITDA. Ziff-Davis announced on March 7, 2000 its intent to spin off the Events business into its own separate company and that ZD shareholders would become shareholders in the new Events company. This transaction is expected to be completed at or around the end of the second quarter of 2000.

Comparison of the three months ended March 31, 2000 and 1999

Revenue, net

   Revenue from the Events segment increased $2.1 million or 11.3%, from $18.5 million in first quarter 1999 to $20.6 million in the first quarter 2000. The increase was primarily due to the continuing development of custom products for individual clients and specific areas of information technology. The ASP and Service Provider Summit events generated revenue of $2.8 million compared to $1.0 million last year from the New World Summit event. An individual client's event, Intel Developers Forum, contributed an incremental $500,000.

EBITDA

   EBITDA for the current quarter was a loss of $7.8 million, compared to last year's loss of $6.0 million. The decrease in EBITDA was attributed to an increase in general and administrative costs attributed primarily to changes in staffing, including severance costs of terminated employees the company in preparation for its spin-off as a separate public company from Ziff-Davis.

Liquidity and Capital Resources

   At March 31, 2000, Ziff Davis' outstanding total debt was $854 million, excluding unamortized discount, which consisted of $69 million due to Softbank, and $250 million of notes payable and $535 million under a credit facility.

   Cash and equivalents were $14.5 million at March 31, 2000, an increase of $4.3 million from $10.2 million at December 31, 1999. The increase was due to factors described below:

   Cash used by operations was $35.0 million for the quarter ended March 31, 2000 compared to cash provided by operations of $9.4 million at March 31, 1999. The decrease was due primarily to lower cash generated from the publishing and events businesses.

   Cash provided from investing for the quarter ending March 31, 2000 was $357.1 million compared to cash used by investing of $70.6 million for the quarter ended March 31, 1999. In January 2000, Ziff-Davis closed on the sale of its two-thirds interest in ZDTV, receiving proceeds of $204.5 million, and received an additional $6.2 million of proceeds related to purchase price adjustments from the sale of ZD Market Intelligence. In February 2000, Ziff-Davis closed on the sale of its ZD Education business, generating proceeds of $172.0 million. These cash inflows were partially offset by the cash portion of ZDNet's acquisition of a 35% interest in Ziff-Davis Richina Media LDC for $7 million and acquisition of Ferretsoft, LLC for 6.4 million along with a variety of investments in Internet and Internet-related companies.

   Cash used in financing for the quarter ended March 31, 2000 was $317.7 million compared to cash provided by financing of $66.6 million for the quarter ended March 31, 1999. The proceeds from the various sales transactions were used to repay outstanding indebtedness.

   As of March 31, 2000, Ziff-Davis believes, based on its current level of operations and proceeds from the restructuring, that Ziff-Davis' ability to generate cash, together with cash on hand and available lines of credit, will be sufficient to make required payments of principal and interest on Ziff-Davis' indebtedness and to fund anticipated capital expenditures and working capital requirements. However, actual capital expenditures may change, particularly as a result of any acquisitions ZDNet may pursue.

   On April 5, 2000, Ziff-Davis repaid the remaining balance on its bank credit facility in full out of proceeds from the sale by Ziff-Davis of its publishing business. On April 13, 2000, Ziff-Davis, through its ZD Events subsidiary, borrowed $150 million under an interim credit facility, which it plans to repay in full out of the proceeds of the approximately $400 million ZD Events group borrowing described in the 1999 Form 10-K.

Ziff-Davis used the proceeds from the borrowing under this interim credit facility, together with approximately $130 million in cash on hand, to repurchase substantially all of its outstanding 8.5% Senior Subordinated Notes Due 2008. This left Ziff-Davis with approximately $100 million in cash at April 13, 2000.

   Ziff-Davis plans to use approximately $70 million of this cash, net of sale related expenses, to repay in full the outstanding note payable to SOFTBANK Corp. and to use the remaining cash along with the proceeds of the ZD Events group borrowing, net of repayment of the interim credit facility, to fund a special dividend to holders of ZD stock.

Credit Facility and Interest Rate Swaps

   At March 31, 1999 Ziff-Davis' credit facility, as amended, consisted of a seven-year $400 million reducing revolving credit facility, a seven-year $260 million term loan and an eight-year $290 million term loan. There were at that time no scheduled reductions in the revolving credit commitment or amortization under the term loan until September 2000.

   Ziff-Davis' credit facility exposed it to market risk with respect to changes in interest rates. Ziff-Davis managed this risk through the use of interest swap agreements, as described under Item 3 below.

   Ziff-Davis repaid this credit facility in full on April 5, 2000.

Seasonality

   Historically, Ziff-Davis' business has been seasonal as a significant portion of annual revenue has occurred in the second and fourth quarters.

Year 2000 Readiness Disclosure

   Ziff-Davis completed its identification, remediation and testing of Year 2000 issues by the end of 1999 and has not, to date, experienced any significant problems as a result of the Year 2000 transition. Ziff-Davis incurred costs of approximately $14.3 million in 1999, of which approximately $7.3 million was capital in nature, to remediate Year 2000 issues.

                                     ZDNET
                        (A division of Ziff-Davis Inc.)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

Overview

   ZDNet's objective is to be the leading online content site focused on technology products and services for users and the preferred online platform for advertisers and merchants. ZDNet's Web sites are designed to capitalize on the market opportunities created by the increasing importance of technology, the emergence of the Internet as a mass medium and the appealing demographics of technology-oriented Web users. ZDNet focuses on content, community and commerce, enabling users to research topics of interest, interact with other users, download software and evaluate and purchase a wide range of products and services at a single destination. Ziff-Davis Inc. ("Ziff-Davis") was among the first content providers to focus its efforts on the Internet, launching its zdnet.com service in the fall of 1994.

 Acquisition of FerretSoft, LLC

   In March 2000, ZDNet acquired FerretSoft, LLC for $6.4 million in cash and 601,502 shares of ZDNet stock valued at $17.0 million. ZDNet accounts for this acquisition using the purchase method of accounting.

 Investment in Richina

   In February 2000, ZDNet acquired a 35% interest in Ziff-Davis Richina Media LDC ("ZDRM") for $7.0 million in cash and 186,046 shares of ZDNet stock valued at $5.1 million or $27.375 per share. ZDNet accounts for this investment using the equity method of accounting as the other 65% interest in ZDRM held by Ziff-Davis was sold on April 5, 2000, in connection with its sale of the publishing business discussed elsewhere in this Form 10-Q, and, therefore, control of ZDRM by Ziff-Davis was temporary.

   In connection with the acquisition and investment described above and those described in our Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K"), amortization expense for the first quarter of 2000 increased by approximately $2.9 million compared to first quarter 1999.

Factors affecting future periods

   Our future financial condition, results of operations and cash flow will be materially impacted by the restructuring of Ziff-Davis described in our proxy statement dated February 7, 2000 (the "Proxy Statement") and in our 1999 Form 10-K. After giving effect to the restructuring, Ziff-Davis (which will be re-named ZDNet Inc.) will be primarily an internet company and will have only one class of ordinary common stock. Investors in ZDNet stock will be investors in all of the remaining assets, liabilities and businesses of the consolidated company. Various expenses of the consolidated company (e.g., selling, general and administrative expenses) are expected to be higher than the corresponding historical expenses for ZDNet. For additional information, see "Risk Factors" in our Proxy Statement, our Registration Statement on Form S-3 (File No. 333-35550) and our 1999 Form 10-K.

Results of Operations

Comparison of the three months ended March 31, 2000 and 1999 (unaudited)

 Revenue, net

   Net revenue increased 93.6% to $35.9 million for the quarter ended March 31, 2000 from $18.6 million for the quarter ended March 31, 1999. Revenue from advertising was 96% of net revenue for the quarter ended March 31, 2000 compared to 91% for the quarter ended March 31, 1999.

   Revenue from advertising increased 104.1% to $34.5 million for the quarter ended March 31, 2000 from $16.9 million for the quarter ended March 31, 1999. The increase in advertising revenue was attributed to an increase in both the number of advertisers and the average monthly revenue per advertiser. In addition, advertising revenue of $4.1 million was realized through an acceleration of deferred revenue, a result of the termination of a multi-year revenue generating contract during the quarter. Subscription-based fees and services decreased by 17.6% to $1.4 million for the quarter ended March 31, 2000 from $1.7 million for the quarter ended March 31, 1999. Management expects that subscription revenue will continue to decrease in the future as a percentage of ZDNet's total revenue.

 Cost of operations

   Production and content. Production and content expenses were $12.7 million or 35.2% of net revenue for the quarter ended March 31, 2000, compared to $7.8 million or 41.8% of net revenue for the prior quarter. The absolute dollar increase in production and content charges was due to an increase in ZD's revenue-based royalty charges to ZDNet due to higher revenue, as well as an increase in production costs to support higher user traffic levels and increased editorial costs associated with the launch of new content areas. In October 1999, ZDNet and ZD amended the royalty agreement to charge the royalty on revenue net of the provision for bad debts. The cost of production and content decreased as a percentage of revenue primarily due to economies of scale. ZDNet expects this trend to continue. Royalty payments to ZD were $1.7 million and $0.9 million for the quarters ended March 31, 2000 and 1999, respectively.

   Selling, general and administrative expenses. Selling, general and administrative expenses were $18.8 million or 52.4% of net revenue for the quarter ended March 31, 2000, compared to $9.0 million or 48.4% of net revenue for the quarter ended March 31, 1999. The absolute dollar increase was primarily due to increased personnel and services required to support the growth of ZDNet. Sales and marketing costs were $15.4 million or 42.8% of net revenue for the quarter ended March 31, 2000 compared to $6.7 million or 36.2% of net revenue for the quarter ended March 31, 1999. ZDNet intends to continue to increase spending in absolute dollars on sales and marketing. During December 1999, ZDNet launched a $25.0 million consumer advertising campaign to further extend awareness of its brand among the growing population of technology interested Web users. Sales and marketing expenses are incurred both to drive traffic to ZDNet's Web site and to increase the number of advertisers and advertising sales. Administrative and overhead costs were $3.4 million or 9.5% of net revenue for the quarter ended March 31, 2000 compared to $2.3 million or 12.1% of net revenue for the quarter ended March 31, 1999.

   Included in selling, general, and administrative expenses was an allocation from Ziff-Davis relating to certain shared services provided on a centralized basis amounting to $1.3 million and $1.5 million for the quarters ended March 31, 2000 and 1999, respectively.

   Depreciation. Depreciation expense was $0.8 million for the quarter ended March 31, 2000 compared to $0.5 million for the quarter ended March 31, 1999. The increase related primarily to the increased capital expenditures made by ZDNet for equipment necessary to expand its network and infrastructure in order to support its continued growth.

   Amortization of intangible assets. Amortization of intangible assets was $3.9 million for the quarter ended March 31, 2000 compared to $1.0 million for the quarter ended March 31, 1999. The increase in amortization expense was due to the acquisition of the remaining 30% interest in GameSpot Inc. ("GameSpot") and the acquisitions of Updates.com and Softseek, Inc.

 Non-operating expenses

   Non-operating expenses for the quarter ended March 31, 2000 were $0.3 million which primarily consisted of ZDNet's share of losses from its joint ventures.

 Minority interest

   The minority interest of $0.1 million in 1999 represented losses attributed to the holders of the minority interest in GameSpot. The minority interest in GameSpot was acquired during the third quarter of 1999.

 Income taxes

   The 2000 tax provision of $0.3 million increased from a benefit of $0.3 million reported in 1999. The increase is attributable to higher non-deductible goodwill related to the acquisition of the remaining 30% GameSpot stock interest, and 100% of Softseek, Inc.

 Net loss

   As a result of the items described above, ZDNet's net loss increased to $1.6 million from a loss of $0.2 million for the quarters ended March 31, 2000 and 1999, respectively.

 EBITDA

   EBITDA for the quarter ended March 31, 2000 was $4.2 million compared to $1.9 million for the same period in 1999. The increase was due to higher revenue offset to some extent by higher cash operating costs.

Liquidity and Capital Resources

 Funding from ZD

   Historically, the cash needs for ZDNet, excluding the cash needs of ZDNet's foreign operations and operations that were not wholly owned, were funded by ZD and accounted for as a capital contribution (i.e., as an increase in ZDNet's division equity and ZD's retained interest in ZDNet). Accordingly, no interest expense was reflected in the financial statements of ZDNet prior to the ZDNet stock offering. After the completion of the ZDNet Stock offering, Ziff-Davis has accounted for all cash transfers between ZD and ZDNet, other than transfers in return for assets or services rendered or transfers in return for an adjustment in ZD's retained interest, as inter-group revolving credit advances. These advances between ZD and ZDNet bear interest at the rate at which Ziff-Davis could borrow such funds on a revolving credit basis as the board of directors has determined in its sole discretion. At March 31, 2000 ZDNet had an amount due to ZD of $6.7 million. There is no assurance that ZDNet will continue to be able to obtain sufficient funding from ZD or third parties.

 Sources and uses of cash

   Cash and cash equivalents were $15,000 at March 31, 2000, a decrease of $220,000 from $235,000 at March 31, 1999. The decrease was due to the factors discussed below:

   Cash (used) provided by operations was $(1.3) million for the quarter ended March 31, 2000 compared to $3.5 million for the quarter ended March 31, 1999. The decrease of $4.8 million from 2000 to 1999 was due to increased marketing and production content expenses partially offset by higher revenue.

   Cash used by investing activities for the quarter ended March 31, 2000 totaled $18.2 million and $0.9 million for the quarter ended March 31, 1999. The increase in cash used of $17.3 million was primarily due to the investment in Richina of $7.2 million and the acquisition of FerretSoft, LLC for $6.4 million during the first quarter of 2000. In addition, we made investments in various other internet and PC services companies totaled $4.0 million during the first quarter of 2000.

   Cash provided (used) by financing activities increased to $19.4 million for the quarter ended March 31, 2000 from $(2.7) million for the quarter ended March 31, 1999. During 1999, ZDNet completed its initial public offering and generated cash, net of offering costs, of $25.9 million. ZDNet loaned these proceeds to ZD in the form of an interest bearing loan. During the first quarter of 2000, ZDNet has received repayments on the full amount of the remaining balance of its loan to ZD ($12.7 million) and was loaned $6.8 million from ZD all of which has been used to finance ZDNet's investments and acquisitions.

Year 2000 Readiness Disclosure

   Ziff-Davis completed its identification, remediation and testing of Year 2000 issues prior to the end of 1999 and has not, to date, experienced any significant problems as a result of the Year 2000 transition. Ziff-Davis incurred costs of approximately $14.3 million, of which approximately $7.3 million was capital in nature. ZDNet's share of the expense was approximately $0.4 million.

Item 3. Qualitative and Quantitative Disclosures About Market Risk.

   Ziff-Davis' credit facility exposed it to market risk with respect to changes in interest rates. Ziff-Davis managed this risk through the use of interest rate swap agreements.

   Through the use of swap agreements, as of March 31, 2000 Ziff-Davis had effectively established a fixed interest rate for $400 million of the outstanding credit facility. Based on the $ 851.5 million outstanding under the credit facility as of March 31, 2000, if the LIBOR rate were to have increased by 1%, Ziff-Davis would have incurred, after giving effect to the swap agreements, an additional $4.5 million of annual interest expense. The weighted average fixed rate Ziff-Davis paid under these agreements was approximately 5.0%.

   On April 5, 2000, Ziff-Davis repaid its credit facility in full out of the proceeds from the sales of ZD Publishing, ZD Education and ZDTV. As a result, Ziff-Davis unwound the remaining swap agreements on or prior to April 12, 2000 and received a payment of approximately $10.8 million in connection therewith.

   These swap agreements were viewed by Ziff-Davis as risk management tools and were not used for trading or speculative purposes. The notional amount of $400 million did not represent a real amount exchanged by the parties, and therefore, was not a measure of Ziff-Davis' exposure through its use of swap agreements.

                                    PART II

                               OTHER INFORMATION

Item 1. Legal Proceedings.

   Ziff-Davis is subject to various claims and legal proceedings arising in the normal course of business.

   Ziff-Davis was named as a defendant in an action filed on April 17, 1998 in the Supreme Court of the State of New York, by minority stockholders of SOFTBANK Interactive Marketing Inc. ("SIM"), formerly an indirect subsidiary of SOFTBANK Corp. The complaint alleged, among other things, that SBH, SIM's majority stockholder, acting with Ziff-Davis and two of its senior officers and directors who were directors of SIM (and who were also named as defendants), had conflicts of interest between SIM and other Softbank investments (including investment in Ziff-Davis) and failed to act in the best interests of SIM and the minority stockholders by taking actions which benefited Ziff-Davis. The complaint stated claims based on common law fraud, breach of fiduciary duty and aiding and abetting theories and sought in excess of $200,000,000 in damages. Upon motion of Ziff-Davis and the other defendants, all of the claims against them other than a breach of contract claim which was solely against SBH, were dismissed on February 26, 1999. On April 1, 1999, plaintiffs filed a notice of appeal of the dismissal. On September 2, 1999, the remaining claim, which was solely against SBH, was dismissed. On October 6, 1999, plaintiffs filed a notice of appeal of this dismissal. On March 28, 2000, the decisions of dismissal were affirmed on appeal.

   There are no other legal proceedings to which Ziff-Davis is a party, except those described in its Form 10-K for the year ended December 31, 1999 and ordinary routine litigation incidental to its business that is not otherwise material to the business or financial condition of Ziff-Davis.

Item 2. Changes in Securities and Use of Proceeds.

   On March 24, 2000, Ziff-Davis Inc. issued 601,502 shares of Ziff-Davis Inc.ZDNet Common Stock, par value $0.01 per share, to certain designees of FerretSoft, LLC (the "Designees") as part of the $23.4 million purchase price for Ziff-Davis' purchase of substantially all of the assets of FerretSoft, LLC, pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

   The Designees have represented that, either alone or with their purchaser representative, they have such knowledge and experience in financial and business matters so that they are capable of evaluating the merits and risks of their investment in Ziff-Davis, they have the capacity to protect their own interests and they are capable of bearing the economic risk of such investment until the above-referenced shares are registered under the Securities Act or until an exemption from registration is available. The Designees have represented that they purchased the shares for their own account for investment purposes and not with a view to distribution.

Item 3. Defaults Upon Senior Securities.

   Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

   Ziff-Davis held a special meeting of stockholders on February 29, 2000 to consider and vote upon the following proposals described in greater detail in its proxy statement dated February 7, 2000:

     PROPOSAL 1. The restructuring of Ziff-Davis Inc.

     PROPOSAL 2. To amend the Amended 1998 Incentive Compensation Plan to increase the number of shares available for issuance thereunder.

     PROPOSAL 3. To amend the Amended 1998 Non-Employee Directors' Stock Option Plan to increase the number of shares available for issuance thereunder.

   The following is a compilation of the votes cast for, against or abstained for each of the proposals above:

                                                                Abstentions and
                                             For      Against   Broker Non-Votes
                                         ----------- ---------- ----------------
PROPOSAL 1.............................. 100,278,231    105,117      47,924
PROPOSAL 2..............................  84,036,513 16,227,343     167,416
PROPOSAL 3..............................  88,184,634 12,054,061     192,577

Item 5. Other Information.

   Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits

   27.1 Financial Data Schedule (EDGAR filing only)

   99.1 Ziff-Davis Inc.'s Definitive Proxy Statement on Schedule 14A, dated
        February 7, 2000 (incorporated by reference to Ziff-Davis Inc.'s
        Definitive Proxy Statement on Schedule 14A, File No. 001-14055)

   99.2 Ziff-Davis Inc.'s Registration Statement on Form S-3 (incorporated by reference to Ziff-Davis Inc.'s Registration Statement on Form S-3, File
        No. 333-35550)

   99.3 Ziff-Davis Inc.'s Annual Report on Form 10-K for the year ended
        December 31, 1999 (incorporated by reference to Ziff-Davis Inc.'s
        Annual Report on Form 10-K for the year ended December 31, 1999, File
        No. 001-14055)

   (b) Reports on Form 8-K

   Not applicable.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ZIFF-DAVIS INC.

                                                    /s/ Mark D. Moyer
                                          By: _________________________________
                                                       Mark D. Moyer
                                               Vice President and Controller
                                             (On behalf of the Registrant and
                                                            as
                                            Principal Financial and Accounting
                                                         Officer)

Date: May 15, 2000

                                 EXHIBIT INDEX

   27.1 Financial Data Schedule (EDGAR filing only)

   99.1 Ziff-Davis Inc.'s Definitive Proxy Statement on Schedule 14A, dated
        February 7, 2000 (incorporated by reference to Ziff-Davis Inc.'s
        Definitive Proxy Statement on Schedule 14A, File No. 001-14055)

   99.2 Ziff-Davis Inc.'s Registration Statement on Form S-3 (incorporated by reference to Ziff-Davis Inc.'s Registration Statement on Form S-3, File
        No. 333-35550)

   99.3 Ziff-Davis Inc.'s Annual Report on Form 10-K for the year ended
        December 31, 1999 (incorporated by reference to Ziff-Davis Inc.'s
        Annual Report on Form 10-K for the year ended December 31, 1999, File
        No. 001-14055)