Form 10-Q
period 2000-06-30
ZIFF DAVIS INC
filed 2000-08-14
CIK 1055131

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 ______________

                                   FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES [X]    NO [  ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: As of August 10, 2000, there were 106,824,482 shares outstanding of the registrant's Ziff-Davis Inc.--ZD Common Stock, par value $0.01 per share, and 16,978,283 shares outstanding of the registrant's Ziff-Davis Inc.--ZDNet Common Stock, par value $0.01 per share.

                                ZIFF-DAVIS INC.

                               INDEX TO FORM 10-Q

                                                                                         Page
                                                                                         ----

PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements


Consolidated Balance Sheets as of June 30, 2000 (Unaudited) and December 31,             4
1999

Consolidated Statements of Operations (Unaudited) for the three and six months           5
ended June 30, 2000 and 1999

Consolidated Statements of Comprehensive Income  (Unaudited) for the three and           6
six months ended June 30, 2000 and 1999.

Consolidated Statements of Cash Flows (Unaudited) for the six months ended               7
June 30, 2000 and 1999

Consolidated Statement of Changes in Stockholders' Equity (Unaudited) for the            8
six months ended June 30, 2000

Notes to unaudited consolidated financial statements.                                    9


Item 2.  Management's Discussion and Analysis of Financial Condition and                17
Results of Operations


Item 3.  Quantitative and Qualitative Disclosures about Market Risk                     24

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                              25
Item 2.  Changes in Securities and Use of Proceeds                                      25
Item 3.  Defaults Upon Senior Securities                                                25
Item 4.  Submission of Matters to a Vote of Security Holders                            25
Item 5.  Other Information                                                              25
Item 6.  Exhibits and Reports on Form 8-K                                               25

SIGNATURES                                                                              26

EXHIBIT INDEX                                                                           27

             CAUTIONARY LEGEND REGARDING FORWARD-LOOKING STATEMENTS

     Some of the information in this Form 10-Q may constitute forward-looking statements which are subject to various risks and uncertainties. These forward-looking statements include, without limitation, statements regarding the CNET merger, the financing plans for Key3Media Group, the amount of the planned cash dividend on the ZD common stock and the timing of the various Key3Media Group transactions, our future business plans and strategies and our future financial condition or results of operations, as well as other statements that are not historical. You can find many of these statements by looking for words like "will," "may," "believes," "expects," "anticipates," "plans" and "estimates" and for similar expressions.

     Because forward-looking statements involve risks and uncertainties, there are factors that could cause the actual results to differ materially from those expressed or implied. For example, there is a possibility that the CNET merger will not close due to failure to obtain regulatory or stockholder approval or for some other reason, or that one or more of the Key3Media Group financings will be delayed, materially changed or abandoned as a result of a material adverse change in Key3Media Group's business or financial position or in the markets generally. Important cautionary statements and risk factors that could affect the Key3Media Group transactions are discussed in Key3Media Group's Form S-1 and prospectus filed with the SEC (incorporated by reference herein), including under the caption "Risk Factors" appearing in that prospectus. In addition, the statements appearing under "Risk Factors" in our proxy statement dated February 7, 2000 and Registration Statement on Form S-3 (File No. 333-35550) incorporated by reference herein and other cautionary statements appearing in Management's Discussion and Analysis of Financial Condition and Results of Operations for Ziff-Davis Inc. appearing in our Form 10-K for the year ended December 31, 1999 (incorporated by reference herein) and elsewhere in this Form 10-Q, describe circumstances that could materially affect the accuracy of forward-looking statements.

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

                                     PART I
                             FINANCIAL INFORMATION

Item 1. Financial Statements

                                ZIFF-DAVIS INC.

                          CONSOLIDATED BALANCE SHEETS
                (dollars in thousands, except per share amounts)


                                                                                                   June 30,          December 31,
                                                                                                     2000                1999
                                                                                                     ----                ----
                                                                                                 (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents (including restricted cash of $20,000 at June 30, 2000 and
    $0 at December 31, 1999)............................................................        $    63,616         $    10,207
  Accounts receivable, net..............................................................             45,906              33,733
  Inventories...........................................................................                722                 468
  Prepaid expenses and other current assets.............................................              2,161               2,835
  Due from affiliates...................................................................              2,107               4,485
  Securities available for sale.........................................................              7,653                 513
  Deferred taxes........................................................................              9,158               6,423
                                                                                                -----------         -----------
    Total current assets................................................................            131,323              58,664

Property and equipment, net.............................................................              9,853              23,181
Assets held for sale....................................................................                  -             780,000
Net assets of discontinued operations...................................................            780,150             934,669
Intangible assets, net..................................................................            175,808             141,636
Investments, at cost....................................................................             30,668              25,404
Other assets............................................................................             38,090              24,291
                                                                                                -----------         -----------
    Total assets........................................................................        $ 1,165,892         $ 1,987,845
                                                                                                ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................................................        $     3,569         $     1,734
  Due to affiliates.....................................................................             13,025                   -
  Accrued expenses......................................................................             69,739              79,240
  Deferred income, net..................................................................              8,145              12,808
  Current portion of notes payable to affiliates........................................                  -               6,923
  Other current liabilities.............................................................             11,274              10,224
                                                                                                -----------         -----------
    Total current liabilities...........................................................            105,752             110,929
Notes payable to affiliates.............................................................                  -              64,039
Notes payable, net of unamortized discount..............................................            150,500           1,100,736
Other liabilities.......................................................................                  -               3,876
                                                                                                -----------         -----------
    Total liabilities...................................................................            256,252           1,279,580
                                                                                                -----------         -----------
Commitments and contingencies (See Note 5)
Stockholders' equity:
  Preferred stock(1)....................................................................                  -                   -
  Common stock - Ziff-Davis Inc. - ZD common stock(2)...................................              1,061               1,034
  Common stock - Ziff-Davis Inc. - ZDNet common stock(2)................................                165                 138
  Additional paid-in capital............................................................          2,017,521           1,915,173
  Accumulated deficit...................................................................         (1,097,164)         (1,193,934)
  Deferred compensation.................................................................            (12,975)            (15,388)
  Unrealized gain (loss) on securities available for sale...............................              1,935                (249)
  Cumulative translation adjustment.....................................................               (903)              1,491
                                                                                                -----------         -----------

                Total stockholders' equity..............................................            909,640             708,265
                                                                                                -----------         -----------

                Total liabilities and stockholders' equity..............................        $ 1,165,892         $ 1,987,845
                                                                                                ===========         ===========

__________
(1)  June 30, 2000 and December 31, 1999: par value $0.01 per share, 10,000,000 shares authorized, no shares issued and outstanding;
(2) June 30, 2000: par value $0.01 per share, 210,000,000 shares authorized, 106,107,420 shares of ZD common stock and 16,438,320 shares of ZDNet common stock issued and outstanding; December 31, 1999: par value $0.01 per share, 210,000,000 shares authorized, 103,467,728 shares of ZD common stock and 13,707,063 shares of ZDNet common stock issued and outstanding.

   The accompanying notes are an integral part of these financial statements.

                                 ZIFF-DAVIS INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited-dollars in thousands, except per share amounts)

                                                            Three Months Ended             Six Months Ended
                                                                 June 30,                      June 30,
                                                     -----------------------------------------------------------
                                                            2000           1999           2000           1999
                                                            ----           ----           ----           ----
Revenue, net:
  Internet...........................................  $     39,227   $     22,939   $     75,171   $     41,500
  Publishing.........................................        13,675        147,869        153,969        292,478
Cost of operations:
  Production and content.............................         5,795         47,364         50,285         95,455
  Selling, general and administrative expenses.......        46,080         92,815        161,523        183,242
  Stock-based compensation...........................         2,416          1,741          3,811          3,035
  Depreciation and amortization of property and
   equipment.........................................           926          5,243          2,289         10,005
  Amortization of intangible assets..................         6,072         22,982         10,299         44,541
  Restructuring charge...............................        14,653              -         78,645              -
                                                       ------------   ------------   ------------   ------------

Income (loss) from operations........................       (23,040)           663        (77,712)        (2,300)
Interest expense, net................................        (1,496)       (22,966)       (12,466)       (47,503)
Other non-operating income, net......................           660            445            780            309
Minority interest in losses of subsidiaries..........             -              -              -            117
                                                       ------------   ------------   ------------   ------------

Loss before income taxes, discontinued operations
 and extraordinary item..............................       (23,876)       (21,858)       (89,398)       (49,377)

Income tax benefit...................................         2,252         1,643          99,784          4,988
                                                       ------------    ------------   ------------   ------------

Income (loss) from continuing operations.............       (21,624)       (20,215)        10,386        (44,389)
                                                       ------------    ------------   ------------   ------------

Results of operations from discontinued operations,
 net.................................................             -         17,073              -          3,472
Gain on disposal of discontinued operations (net of
 taxes of $3,296 and $99,969 for the three months
 and six months ended June 30, 2000, respectively)...         5,817              -        109,664              -
                                                       ------------   ------------   ------------   ------------
Income from discontinued operations..................         5,817         17,073        109,664          3,472
                                                       ------------   ------------   ------------   ------------

Income (loss) before extraordinary item..............       (15,807)        (3,142)       120,050        (40,917)
                                                       ------------   ------------   ------------   ------------

Extraordinary loss - early retirement of debt,
 net of tax (Note 9).................................       (23,280)             -        (23,280)             -
                                                       ------------   ------------   ------------   ------------
Net income (loss)....................................  $    (39,087)  $     (3,142)  $     96,770   $    (40,917)
                                                       ============   ============   ============   ============

ZD earnings (loss) per basic share from continuing
 operations..........................................         (0.21)  $      (0.20)  $       0.10   $       (.43)
ZD earnings per basic share from discontinued
 operations..........................................  $       0.06   $       0.17   $       1.05   $        .03
ZD loss per basic share from extraordinary item......  $      (0.22)  $          -   $      (0.22)  $          -
                                                       ------------   ------------   ------------   ------------
ZD earnings (loss) per basic share...................  $      (0.37)  $      (0.03)  $       0.93   $       (.40)
ZD weighted average basic shares outstanding.........   104,585,319    103,130,069    104,142,325    102,078,285
ZD earnings per diluted share from continuing
 operations..........................................           N/A            N/A   $       0.10            N/A
ZD earnings per diluted share from discontinued
 operations..........................................           N/A            N/A   $       1.03            N/A
ZD loss per diluted share from
 extraordinary item..................................           N/A            N/A          (0.22)           N/A
                                                       ------------   ------------   ------------   ------------
ZD earnings per diluted share........................           N/A            N/A   $       0.91            N/A
ZD weighted average diluted shares outstanding.......           N/A            N/A    106,918,356            N/A
ZDNet pro forma earnings (loss) per pro forma basic
 share...............................................  $      (0.03)  $       0.01   $      (0.06)  $       0.01
ZDNet pro forma weighted average basic shares
 outstanding.........................................    75,627,641     72,060,967     74,896,249     71,782,033
ZDNet pro forma earnings per pro forma
 diluted share.......................................           N/A           0.01            N/A   $       0.01
ZDNet pro forma weighted average diluted shares
 outstanding.........................................    81,205,708     80,913,659     81,867,721     80,492,169

   The accompanying notes are an integral part of these financial statements.

                                ZIFF-DAVIS INC.


                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                        (Unaudited-dollars in thousands)

                                                              Three Months Ended      Six Months Ended
                                                                   June 30,               June 30,
                                                                2000       1999       2000        1999
                                                                ----       ----       ----        ----
Net income (loss)..........................................   $(39,087)   $(3,142)  $ 96,770    $(40,917)
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments.................     (2,064)    (3,501)    (2,394)     (5,328)
  Unrealized (loss) gain on securities available for sale..      2,323       (449)     2,184       2,637
                                                              --------    -------   --------    --------
Comprehensive income (loss)................................   $(38,828)   $(7,092)  $ 96,560    $(43,608)
                                                              --------    -------   --------    --------




   The accompanying notes are an integral part of these financial statements.

                                ZIFF-DAVIS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited-dollars in thousands)

                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                                    --------
                                                                                                 2000        1999
                                                                                                 ----        ----
Cash flows from operating activities:
 Net income (loss)........................................................................  $    96,770   $ (40,917)
 Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
  Depreciation and amortization...........................................................       12,588      83,123
  Amortization of debt issuance costs and discounts.......................................          935       1,416
  Gain on sale of business units..........................................................     (209,630)          -
  Restructuring charge....................................................................       78,645           -
  Income from equity investments..........................................................            -      (1,806)
  Deferred tax benefit....................................................................            -     (24,397)
  Stock-based compensation................................................................        3,811       3,389
  Minority interest.......................................................................         (398)    (10,195)
  Extraordinary loss......................................................................       23,280           -
  Changes in operating assets and liabilities:
     Accounts receivable..................................................................      (16,848)     (5,323)
     Inventories..........................................................................       (1,300)      3,595
     Accounts payable and accrued expenses................................................       11,503        (585)
     Unearned income......................................................................       (4,615)     56,291
     Due to/from affiliates and management................................................       (2,378)     (2,817)
     Other, net...........................................................................      (28,281)    (29,324)
                                                                                            -----------   ---------
 Net cash provided (used) by operating activities.........................................      (35,918)     32,450
                                                                                            -----------   ---------

Cash flows from investing activities:
  Capital expenditures....................................................................       (5,301)    (48,929)
  Investments and other...................................................................      (10,998)     (5,175)
   Proceeds from sale of businesses.......................................................    1,156,800       9,755
   Distributions from joint ventures                                                                  -       4,000
  Acquisitions, net of cash acquired......................................................      (22,625)    (32,800)
                                                                                            -----------   ---------
 Net cash provided (used) by investing activities.........................................    1,117,876     (73,149)
                                                                                            -----------   ---------

Cash flows from financing activities:
  Proceeds from sale of Ziff-Davis Inc. - ZD common stock.................................            -      51,420
  Proceeds from sale of Ziff-Davis Inc. - ZDNet common stock                                          -     198,603
  Proceeds from sale of interest in ZDTV..................................................            -      54,000
  Payment for premium to retire debt......................................................      (20,951)          -
  Proceeds from unwinding swaps...........................................................       13,600           -
  Principal payments on notes payable to affiliates.......................................      (64,039)     (3,461)
  Repayments of credit facility...........................................................   (1,107,159)   (295,400)
  Borrowings under credit facility........................................................      150,000      35,500
                                                                                            -----------   ---------
 Net cash provided (used) by financing activities.........................................   (1,028,549)     40,662
                                                                                            -----------   ---------

Net increase (decrease) in cash and cash equivalents......................................       53,409         (37)
Cash and cash equivalents at beginning of period..........................................       10,207      32,566
                                                                                            -----------   ---------
Cash and cash equivalents at end of period................................................  $    63,616   $  32,529
                                                                                            -----------   ---------
Supplemental cash flow information:
  Cash paid for income taxes..............................................................  $       697   $       0
  Cash paid for interest..................................................................  $    26,874   $  55,612

   The accompanying notes are an integral part of these financial statements.

                                ZIFF-DAVIS INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                             (dollars in thousands)


                                                        Common Stock
                                                        ------------


                                                       ZD Common Stock          ZDNet Common Stock       Additional
                                                       ---------------          ------------------         paid-in
                                                    Shares        Amount        Shares       Amount        capital
                                                    ------        ------        ------       ------        -------
Balance at December 31,
     1999 ....................................   103,467,728   $     1,034    13,707,063   $       138   $ 1,915,173
Shares issued for various
     acquisitions and investments ............             -             -     1,206,397            12        27,580
Stock options exercised ......................     2,566,943            26     1,524,860            15        73,860
Sale of shares under employee
     stock purchase plan......................        72,749             1             -             -           908
Compensation earned on stock
     options .................................             -             -             -             -             -
Unrealized gain on securities
     available for sale, net .................             -             -             -             -             -
Net income ...................................             -             -             -             -             -
Foreign currency translation
     adjustment ..............................             -             -             -             -             -

                                                 -----------   -----------   -----------   -----------   -----------
Balance at June 30, 2000
     (unaudited) .............................   106,107,420   $     1,061    16,438,320   $       165   $ 2,017,521
                                                 ===========   ===========   ===========   ===========   ===========



                                                  Retained                       Unrealized    Cumulative
                                                  Earnings        Deferred        loss on     translation
                                                  (deficit)     compensation     securities    adjustment       Total
                                                  ---------     ------------     ----------    ----------       -----

Balance at December 31,
     1999 ....................................   $(1,193,934)   $   (15,388)   $      (249)   $     1,491    $   708,265
Shares issued for various
     acquisitions and investments ............                                                                    27,592
Stock options exercised ......................             -              -              -              -         73,901
Sale of shares under employee
     stock purchase plan......................                                                                       909
Compensation earned on stock
     options .................................             -          2,413              -              -          2,413
Unrealized gain on securities
     available for sale, net .................             -              -          2,184              -          2,184
Net income ...................................        96,770                                                       96,770
Foreign currency translation
     adjustment ..............................             -              -              -         (2,394)        (2,394)
                                                 -----------    -----------    -----------    -----------    -----------
Balance at June 30, 2000
     (unaudited) .............................   $(1,097,164)   $   (12,975)   $     1,935    $      (903)   $   909,640
                                                 ===========    ===========    ===========    ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                 ZIFF-DAVIS INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  (numbers rounded to the nearest thousand, except share and per share amounts)

1.  Basis of Presentation

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary have been included to present fairly the consolidated financial position of Ziff-Davis Inc. ("Ziff-Davis") at June 30, 2000 and the results of its consolidated operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999. Operating results for the periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The statements should be read in conjunction with the consolidated financial statements of Ziff-Davis and notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 1999 (the "1999 Form 10-K") and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 ("2000 Q1 10-Q.").

  1999-2000 restructuring

  On July 14, 1999, Ziff-Davis announced that it had engaged Morgan Stanley Dean Witter to explore strategic alternatives to maximize stockholder value. As a result of this process, Ziff-Davis sold its market intelligence business in October 1999, its television business in January 2000, its education business in February 2000 and its print publishing businesses (excluding Computer Shopper and an investment in Red Herring Communications Inc.) in April 2000. In addition, Ziff-Davis expects to recapitalize and spin-off its trade show and conference business (now known as Key3Media Group) and pay a $2.50 per share cash dividend on August 18, 2000 to the holders of its ZD common stock of record on August 14, 2000.

  In the first and second quarters of 2000, Ziff-Davis incurred substantial restructuring charges in connection with the disposition and restructuring of these businesses. These charges were for severance, accelerated vesting of employee stock options and other expenses associated with the restructuring.

  For further information about these dispositions, see Note 7 (Discontinued Operations) and Note 8 (Sale of ZD Publishing) below.

  Segments

  Ziff-Davis Inc. operates in two business segments: (1) Internet and (2) publishing.

  The Internet segment is engaged in providing computer technology and Internet related news, information and services to Internet users worldwide. The Internet segment's principal operations are in the U.S. and to a lesser extent in Europe and Asia.

  The publishing segment is engaged in publishing magazines and electronic
information products about computer technology and the Internet.   Most of this
segment has been sold, but Ziff-Davis continues to publish Computer Shopper Magazine. See Note 8 below.

                                 ZIFF-DAVIS INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  (numbers rounded to the nearest thousand, except share and per share amounts)

  Reclassifications and restatements

  Certain amounts have been reclassified, where appropriate, to conform to the current financial statement presentation. The 1999 financial statements have been restated to reflect the market intelligence, television; education, and trade shows and conference businesses as discontinued operations in accordance with Accounting Principle Board Opinion No. 30.

  ZDNet common stock


  The stockholders of Ziff-Davis voted, at a special meeting held on March 30, 1999, to authorize the issuance of a new series of common stock, designated as Ziff-Davis Inc.--ZDNet Common Stock ("ZDNet common stock"), which is intended to reflect the performance of Ziff-Davis' Internet division ("ZDNet"). When the ZDNet common stock was issued on April 6, 1999, Ziff-Davis' existing common stock was re-classified as Ziff-Davis' Inc.--ZD Common Stock ("ZD common stock"), which is intended to reflect the performance of Ziff-Davis' other businesses and a retained interest in ZDNet. The businesses represented by ZD common stock are referred to as "ZD".

  Earnings per share


  The earnings per share for ZD have been presented based on the separate income
(loss) of the ZD group on a continuing and a discontinued operations basis, and also presented for an extraordinary item, see Note 8. In order to reflect the initial issuance of ZDNet common stock on April 6, 1999, the separate income
(loss) of the ZD group on a continuing operations basis included 100% of the income (loss) of the ZDNet group for the first quarter of 1999. For periods after the First Quarter of 1999, the separate income (loss) of the ZD group on a continuing operations basis included all of the income (loss) of the ZDNet group for the corresponding period except for the percentage of the ZDNet group intended to be represented of ZDNet common stock then outstanding. The following table shows the separate income (loss) of the ZD group for the periods presented:


                                                                         Three Months Ended               Six Months Ended
                                                                              June 30,                        June 30,
                                                                       2000             1999            2000            1999
                                                                       ----             ----            ----            ----
                                                                                     (dollars in thousands)
ZD income (loss) from continuing operations                          $(20,163)        $(20,351)       $ 10,470        $(44,525)
ZD income (loss) from discontinued operations                           5,424           17,073         110,548           3,472
ZD loss from extraordinary item                                       (21,707)               -         (23,468)              -
                                                                     --------         --------        --------        --------
Net ZD income (loss)                                                 $(36,446)        $ (3,278)       $ 97,550        $(41,053)
                                                                     ========         ========        ========        ========


Options to purchase shares of ZD common stock that could potentially dilute basic earnings per share from continuing operations were not included in the computation of diluted earnings per share for any period other than the first six months of 2000 because they were anti-dilutive.

                                 ZIFF-DAVIS INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  (numbers rounded to the nearest thousand, except share and per share amounts)


  The earnings per share for ZDNet have been presented based on the separate income (loss) of the ZDNet group on a pro forma basis, assuming all shares of ZDNet common stock issued on April 6, 1999 had instead been issued on January 1, 1999. The following table shows the separate income (loss) of the ZDNet group on a pro forma basis for the periods presented:


                                                                        Three Months Ended               Six Months Ended
                                                                             June 30,                         June 30,
                                                                       2000             1999            2000           1999
                                                                       ----             ----            ----           ----
                                                                                  (dollars in thousands)
Pro forma ZDNet income (loss)                                       $  (2,641)        $    816       $  (4,204)       $   630


Options to purchase shares of ZDNet common stock that could potentially dilute basic earnings per share were not included in the computation of diluted earnings per share for the three and six months periods ended June 20, 2000 because they were anti-dilutive.


2.  Income Taxes

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


3.  Acquisitions and Dispositions

    In April 2000, Ziff-Davis acquired the assets of LinuxDevices for $1.0 million in cash, with a potential additional earn-out of $3.0 million worth of ZDNet common stock based on achievement of specified traffic targets.

  In May 2000, Ziff-Davis acquired the assets of 3Dfiles web site for $2.0 million in cash and 380,772 shares of ZDNet common stock valued at $5.0 million.

  Also in May 2000, Ziff-Davis acquired the assets of In Mind Communications, LLC related to the Search IQ web site for $75,000 in cash and 38,077 shares of ZDNet common stock valued at $500,000.

  In June 2000, Ziff-Davis acquired the assets of DataPower Technology, Inc. related to Linux Hardware Database for $150,000 in cash and 40,816 shares of ZDNet common stock valued at $450,000.

  These acquisition were accounted for using the purchase method of accounting. The excess of purchase price over the fair market value of assets acquired, net of cash, was allocated to intangible assets.


  For information about various recent dispositions, see Note 7 (Discontinued Operations) and Note 8 (Sale of ZD Publishing) below.

                                 ZIFF-DAVIS INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  (numbers rounded to the nearest thousand, except share and per share amounts)

4.  Investments

  In June 2000, Ziff-Davis agreed to purchase for cash Senior Subordinated Convertible Notes of Deja.com Inc. with a maximum principal amount of $200,000. Ziff-Davis purchased the initial $124,467 of these notes in June 2000. Simultaneously with the purchase of the notes, Ziff-Davis received a warrant to purchase $40,000 of preferred stock of Deja.com. The price and number of shares subject to the warrant are dependent upon the timing and price of Deja.com's next round of financing. No consideration was paid for the warrant. This investment is being accounted for under the cost method of accounting.

  In June 2000, Ziff-Davis purchased 689,655 shares of common stock of Kelkoo.com for $945,000 in cash. This investment is being accounted for under the cost method of accounting.

                                 ZIFF-DAVIS INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  (numbers rounded to the nearest thousand, except share and per share amounts)

5.  Commitments and Contingencies

  On May 15, 2000 the action described in the 1999 Form 10-K against Ziff-Davis and its former affiliate, ZDTV, LLC brought by Sky TV and related entities and two individuals in connection with the purchase of Sky TV, was dismissed without prejudice.

  In June 2000, the Ziff-Davis motion to dismiss the amended complaint in the securities class action litigation described in the 1999 Form 10-K was denied and discovery in that litigation has commenced. Although the outcome of this case cannot be predicted, Ziff-Davis believes that there are substantial defenses to the claims. Ziff-Davis currently cannot estimate its ultimate liability, if any, with respect to this case. Accordingly, no provision for such matters has been included in the financial statements.

  There are no other material legal proceedings to which Ziff-Davis is a party, except those described in the 1999 Form 10-K and the 2000 Q1 10Q and ordinary routine litigation incidental to its business that is not otherwise material to the financial condition or results of operations of Ziff-Davis.

                                 ZIFF-DAVIS INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  (numbers rounded to the nearest thousand, except share and per share amounts)


6.  Segment Information

  Ziff-Davis operates in two reportable business segments: (1) Internet and (2) publishing. All material inter-segment revenue has been eliminated. The following table presents information about each of the reported segments:


                                                 Three Months Ended June    Six Months Ended June
                                                           30,                       30,
                                                    2000           1999      2000           1999
                                                    ----           ----      ----           ----
                                                               (dollars in thousands)
EBITDA:
Internet.......................................   $  6,794       $  4,608  $ 10,977       $  6,555
Publishing.....................................     (5,107)        26,466     7,135         49,152
                                                    ------         ------    ------         ------
     Total.....................................   $  1,687       $ 31,074  $ 18,112       $ 55,707
                                                    ======         ======    ======         ======

                                                                    June 30,                        December 31,
                                                                      2000                             1999
                                                                      ----                             ----
                                                                          (dollars in thousands)
Total Assets:
Internet......................................                      $   238,358                       $   189,365
Publishing....................................                          147,384                            83,811
Net assets held for sale......................                                -                           780,000
Net assets of discontinued operations.........                          780,150                           934,669
                                                                    -----------                       -----------
      Total                                                         $ 1,165,892                       $ 1,987,845
                                                                    ===========                       ===========

A reconciliation of EBITDA to loss before income taxes and discontinued operations is set forth below:

                                                                     Three Months Ended June 30,    Six Months Ended June 30,
                                                                          2000           1999           2000          1999
                                                                          ----           ----           ----          ----
                                                                                    (dollars in thousands)
Total segment EBITDA                                                   $   1,687      $  31,074    $    18,112     $  55,707
Depreciation and amortization of property and equipment                     (926)        (5,243)        (2,289)      (10,005)
Amortization of intangible assets                                         (6,072)       (22,982)       (10,299)      (44,541)
Stock-based compensation                                                  (2,416)        (1,741)        (3,811)       (3,035)
Restructuring charge                                                     (14,653)             -        (78,645)            -
Interest expense, net                                                     (1,496)       (22,966)       (12,466)      (47,503)
                                                                         -------        -------       --------       -------
Loss before income taxes, discontinued operations and                  $ (23,876)     $ (21,858)   $   (89,398)    $ (49,377)
 extraordinary item                                                      =======        =======       ========       =======

                                 ZIFF-DAVIS INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  (numbers rounded to the nearest thousand, except share and per share amounts)


7.  Discontinued Operations

  Ziff-Davis sold its market intelligence business for $101.0 million in October 1999 and recognized a pre-tax gain of approximately $60 million from this sale in the fourth quarter of 1999.

  Ziff-Davis sold its 64% interest in its television business for $204.8 million in January 2000 and recognized a pre-tax gain of approximately $109.2 million from this sale in the first quarter of 2000.

  Ziff-Davis sold its education business for $172.0 million in February 2000 and recognized a pre-tax gain of approximately $96.4 million from this sale in the first quarter of 2000.

  In addition, Ziff-Davis expects to recapitalize and spin-off its trade show and conference business (now known as Key3Media Group) and pay a $2.50 per share cash dividend on August 18, 2000 to the holders of its ZD common stock of record on August 14, 2000. The spin-off and cash dividend are subject to the closing of various financing arrangements, which in turn are subject to customary closing conditions.

  The businesses that have been identified above have been accounted for as discontinued operations in the consolidated financial statements of Ziff-Davis, and the Consolidated Statements of Operations for the three and six months ended June 30, 1999 have been restated to reflect this treatment. The proceeds of $376.8 million from the sale of the television and education businesses are reflected in the investing activities on the Consolidated Statement of Cash Flows for the six months ended June 30, 2000.


8.  Sale of ZD Publishing and restructuring

  Ziff-Davis agreed to sell its print publishing business (excluding Computer Shopper and an investment in Red Herring Communications Inc.) for $780 million in December 1999 and recognized a pre-tax loss (after giving effect to a write down of intangible assets related to Computer Shopper) of approximately $858 million from this sale in the fourth quarter of 1999.

  During the first six months of 2000, Ziff-Davis recorded approximately $12.9 million in additional charges related to this sale. Approximately $6.1 million of these charges related to transaction costs related to the sale and $6.8 million of these charges were non-cash charges related to stock-compensation from accelerated vesting of stock options held by publishing employees.

  Ziff-Davis closed this sale in April 2000. The proceeds of $780 million that we received from the sale are reflected in the investing activities on the Consolidated Statement of Cash Flows for the six months ended June 30, 2000.

  During second quarter 2000, we recognized a $5.5 million restructuring charge in connection with the reorganization of Smart Planet. The costs primarily relate to severence and the termination of contracts and obligations.

9.  Repayment of Debt

  On April 5, 2000, Ziff-Davis repaid in full the remaining balance on its bank credit facility using the proceeds from the sale of Ziff-Davis businesses. Thereafter, it unwound the interest rate swaps that it had entered into in order to hedge its interest rate exposure under the credit facility. Ziff-Davis recognized a pre-tax gain of approximately $13.6 million in the second quarter of 2000 in connection with the unwinding of these interest rate swaps.

  On April 13, 2000, Ziff-Davis, through its ZD Events subsidiary, borrowed $150 million under an interim credit facility, which it plans to repay in full out of proceeds from the recapitalization of ZD Events (now known as Key 3 Media) referred to in Note 7 (Discontinued Operations) above. Ziff-Davis used the proceeds from the borrowing under this interim credit facility, together with approximately $130 million in cash on hand, to repurchase substantially all of its outstanding 8.5% Senior Subordinated Notes Due 2008. In connection with this repurchase, Ziff-Davis received consents to certain amendments to the Indenture under which these Notes were issued in order to eliminate certain restrictive covenants contained therein. Ziff-Davis incurred a pre-tax charge of approximately $36.6 million in the second quarter of 2000 as a result of this repurchase, composed of a premium to repay the Notes of approximately $20.7 million and the write-off of debt issuance costs of $15.9 million which were being amortized over the original life of the Notes.

  The net amount of the gain on unwinding swaps, premium to retire debt and write off of debt issuance costs have been included as an extraordinary loss.

                                 ZIFF-DAVIS INC.

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  (numbers rounded to the nearest thousand, except share and per share amounts)


10.  Subsequent Events

  On July 19, 2000, Ziff-Davis and CNET Networks, Inc. entered into a definitive merger agreement under which a CNET subsidiary will merge into Ziff- Davis, with Ziff-Davis Inc. as the surviving company in the merger. As a result of the merger, each share of ZD common stock will convert into 0.3397 shares of CNET common stock and each share of ZDNet common stock will convert into 0.5932 shares of CNET common stock. The merger is subject to termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, approval from the stockholders of both companies and other customary closing conditions. Softbank, which owns a majority of the voting stock of Ziff-Davis, and members of CNET management owning about 20% of CNET's voting stock, have agreed to vote for the transaction. The merger agreement is further described in Ziff-Davis' Current Report on Form 8-K filed on July 21, 2000 which is incorporated by reference herein.


  Ziff-Davis expects to recapitalize and spin-off its trade show and conference business (now known as Key3Media Group) and pay a $2.50 per share cash dividend on August 18, 2000 to the holders of its ZD common stock of record on August 14, 2000. The spin-off and cash dividend are subject to the closing of various financing arrangements, which in turn are subject to customary closing conditions. These transactions are described in greater detail in Key3Media Group's Form S-1 which was declared effective on August 10, 2000 and which is incorporated herein by reference.

  In July 2000, Ziff Davis acquired a convertible Subordinated Promissory Note of Techies.Com Inc. in the principal amount of $797,385, and received warrants to purchase 87,928 shares of Techies.com common stock. This investment is being accounted for under the cost method of accounting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.



                                 ZIFF DAVIS INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Recent Developments

  On July 19, 2000, we entered into a definitive merger agreement with CNET Networks, Inc. under which a CNET subsidiary will merge into Ziff-Davis, with CNET as the surviving company in the merger. As a result of the merger, each share of ZD common stock will convert into 0.3397 shares of CNET common stock and each share of ZDNet common stock will convert into 0.5932 shares of CNET common stock. The merger is subject to termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, approval from the stockholders of both companies and other customary closing conditions. Softbank, which owns a majority of the voting stock of Ziff-Davis, and members of CNET management owning about 20% of CNET's voting stock, have agreed to vote for the transaction. The merger agreement is further described in Ziff-Davis' Current Report on Form 8-K filed on July 21, 2000 which is incorporated by reference herein.

  We sold our market intelligence business in October 1999, our television business in January 2000, our education business in February 2000 and our print publishing business (excluding Computer Shopper and our investment in Red Herring Communications Inc.) in April 2000. In addition, we expect to recapitalize and spin-off our trade show and conference business (now known as Key3Media Group) and pay a $2.50 per share cash dividend on August 18, 2000 to the holders of ZD common stock of record on August 14, 2000.

  Our future financial condition, results of operations and cash flow will be materially impacted by these dispositions. For additional information, see Note 7 (Discontinued Operations) and Note 8 (Sale of ZD Publishing) to our unaudited consolidated financial statements included elsewhere in this Form 10-Q as well as "Risk Factors" in our Proxy Statement dated February 7, 2000, our Registration Statement on Form S-3 (File No. 333-35550) and our Form 10-K for the year ended December 31, 1999.


Revenue

  79.2% of our total revenue for the six months ended June 30, 2000 was derived from the sale of advertising. No single advertiser has comprised more than 3% of our advertising revenue during any of the last three years.

  In the Internet segment, our principal source of revenue is from advertising (96% of total Internet revenue in the first six months of 2000). The Internet segment also derives revenue from subscription-based fees and services (4% of total Internet revenue in the first six months of 2000). In the publishing segment, our principal sources of revenue are advertising (74% of total publishing revenue in the first six months of 2000), circulation (21.3%) and other (4.7%). Circulation comprises both paid subscriptions (11.4%) and newsstand sales (9.9%) while other primarily consists of royalties, reprints and other miscellaneous sales.


Cost of Operations

  In the Internet segment, production and content costs consist primarily of third party web hosting costs and royalty payments to Ziff Davis Media Inc. (the purchaser of most of our print publishing business) for exclusive online rights to certain of their print publications. In the publishing segment, the principal components of our production costs are raw materials, printing and distribution, which represented 35%, 35%, 30%, respectively, of total publishing production expenses during the first six months of 2000. Our principal raw material is paper. Paper supply and prices are subject to volatility and may be significantly affected by many factors, including market and economic conditions. In addition, we pay Ziff Davis Media a fee of $5 million per year for certain services Ziff-Davis media performs with publishing our computer shopper magazine.

  Our other principal operating costs are selling, general and administrative expenses, including editorial costs. Included in these costs are salaries, sales commissions and benefits (35% in the first six months of 2000) along with marketing and promotion expenses related to advertising and circulation (29% in the first six months of 2000).

Results of Operations

  The table below presents our results on a pro forma basis as if the dispositions described in Note 7 (Discontinued Operations) and Note 8 (Sale of ZD Publishing) to our unaudited consolidated financial statements included elsewhere in this Form 10-Q, and the repayment of debt referred to in Note 9 (Repayment of Debt) to those financial statements, had occurred immediately prior to the beginning of each of the periods presented.



                                                        Three Months Ended      Six Months Ended
                                                             June 30,               June 30,
                                                     ---------------------------------------------
                                                         2000       1999        2000        1999
                                                         ----       ----        ----        ----
                                                            (Unaudited-dollars in thousands)
Pro forma revenue, net:
  Internet...........................................   $39,997    $23,856    $ 76,213     $42,417
  Publishing.........................................    11,802     15,580      23,995      34,741

Pro forma cost of operations:
  Production and content.............................    20,076     14,253      39,151      28,436
  Selling, general and administrative expenses.......    24,919     21,329      54,936      36,163
  Stock-based compensation...........................     2,209      1,278       3,002       2,114
  Depreciation and amortization of property and             926        736       1,765       1,306
   equipment.........................................
  Amortization of intangible assets..................     6,072      4,394      10,299       8,451
  Restructuring charges..............................     5,547          -       5,547           -
                                                        -------    -------    --------     -------

Pro forma income (loss) from operations..............    (7,950)    (2,554)    (14,492)        688
Other pro forma non-operating income (loss), net.....      (269)       550        (543)        550
Pro forma minority interest in losses of subsidiaries         -          -                     117
                                                        -------    -------    --------     -------
Pro forma income (loss) before income taxes..........    (8,219)    (2,004)    (15,035)      1,355
Pro forma income tax provision (benefit).............    (1,817)       466      (3,648)      3,459
                                                        -------    -------    --------     -------
Pro forma net loss...................................  $ (6,402)   $(2,470)   $(11,387)    $(2,104)
                                                        =======    =======    ========     =======

Other Data:
Pro forma EBITDA (1).................................   $ 1,257    $ 3,854    $     31     $12,559
                                                        =======    =======    ========     =======

(1) "EBITDA" is defined as income before provision for income taxes, interest expense, depreciation and amortization and other non-cash charges. EBITDA is not intended to represent cash flows from operations and should not be considered as an alternative to net income as an indicator of our operating performance or to cash flows as a measure of liquidity. Although we believe that EBITDA is a standard measure commonly reported and widely used by analysts, investors and other interested parties in the media industry, the EBITDA presented here may not be comparable to similarly titled measures reported by other companies.


Comparison of pro forma three months ended June 30, 2000 and 1999


  Pro forma revenue, net

  Net revenue from the Internet segment increased 67.7% from $23.9 million in the second quarter of 1999 to $40.0 million in the second quarter of 2000. Revenue from advertising was 93.5% of net revenue in the second quarter of 1999 compared to 96.3% for the second quarter of 2000. Revenue from advertising increased 69.3% from $22.3 million in the second quarter of 1999 to $37.8 million in the second quarter of 2000. The increase in advertising revenue was attributed to an increase in both the number of advertisers and the average monthly revenue per advertiser. Subscription-based fees and services were $1.5 million in the second quarter of 1999 and 2000.

  Net revenue from the publishing segment decreased by 24.2% from $15.6 million in the second quarter of 1999 to $11.8 million in the second quarter of 2000. The decrease was primarily due to lower advertising, principally due to factors affecting the computer industry generally, including consolidation within the computer and Internet industries, margin pressure on computer equipment manufacturers and product delays.

As a result of the foregoing, aggregate net revenue increased 31.5% from $39.4 million in the second quarter of 1999 to $51.8 million in the second quarter of 2000.

  Pro forma cost of operations

      Pro forma production and content

  Production and content costs for the Internet segment increased from $8.5 million or 35.8% of net Internet revenue in the second quarter of 1999 to $15.4 million or 38.5% of net Internet revenue in the second quarter of 2000. The absolute dollar increase was primarily due to an increase in our pro forma revenue-based royalty charges to Ziff Davis Media (the purchaser of most of our print publishing business) due to higher revenue and to an increase in production costs to support higher user traffic levels and increased editorial costs associated with the launch of new content areas. The increase in Internet production and content costs as a percentage of Internet revenue was primarily due to increases in staffing and production related costs to support higher revenues.

  Production costs for the publishing segment decreased from $5.7 million in the second quarter of 1999 to $4.7 million in the second quarter of 2000. The decrease was primarily due to a decline in the number of advertising pages produced.

  As a result of the foregoing, aggregate production costs increased from $14.3 million in the second quarter of 1999 to $20.1 million in the second quarter of 2000.

     Pro forma selling, general and administrative expenses

  Selling, general and administrative expenses allocated to the Internet segment increased from $11.9 million or 49.7% of net Internet revenue in the second quarter of 1999 to $20.2 million or 50.5% of net Internet revenue in the second quarter of 2000. The absolute dollar increase was primarily due to increased personnel and services required to support the growth of ZDNet, increased advertising expenses as a result of ZDNet's $25 million consumer advertising campaign launched in December 1999 and start-up expenses for Smart Planet.

  Selling, general and administrative expenses allocated to the publishing segment decreased from $9.5 million in the second quarter of 1999 to $4.7 million in the second quarter of 2000. The decrease was primarily due to a decline of $4.1 million of bad debt expense from higher than usual charges during the second quarter of 1999 of $4.8 million, compared to $0.07 million in second quarter 2000.

   As a result of the foregoing, aggregate selling, general and administrative expenses increased from $21.3 million in the second quarter of 1999 to $24.9 million in the second quarter of 2000.


      Pro forma stock-based compensation

  We incurred compensation expense related to stock options on the Internet division granted during 1998 in anticipation of an initial public offering of ZDNet common stock where the exercise price was deemed to be below the market price on the date of grant. We recognized this cost on a straight-line basis over the vesting period of the underlying options.

  Stock-based compensation expense increased from $1.3 million in the second quarter of 1999 to $2.2 million in the second quarter of 2000.

      Pro forma depreciation and amortization of property and equipment

  Depreciation and amortization increased from $0.7 million in the second quarter of 1999 to $0.9 million in the second quarter of 2000. The increase was primarily due to additional depreciation on capital expenditures in the second half of 1999 and first half of 2000.

      Pro forma amortization of intangibles

  Amortization of intangibles increased from $4.4 million in the second quarter of 1999 to $6.1 million in the second quarter of 2000. The increase was primarily due to acquisitions during 1999 and 2000.

      Pro forma restructuring charges

  The restructuring charges of $5.5 million were recognized during second quarter 2000 in connection with the reorganization of Smart Planet. The costs primarily relate to severance and the termination of contracts and obligations. There were no restructuring charges recognized in 1999.

     Other pro forma non-operating income, net

  Other non-operating income, net primarily reflects our equity share in earnings and losses from joint ventures. This amount decreased from income of $0.5 million in the second quarter of 1999 to a loss of $0.3 million in the second quarter of 2000 due to increased income from ZDNet's joint ventures.


     Pro forma income taxes

  Income taxes increased from a $0.4 million expense in the second quarter of 1999 to a $1.8 million benefit in the second quarter of 2000.

     Pro forma net loss

  As a result of the changes described above, pro forma income (loss) decreased from a loss of $2.4 million in the second quarter of 1999 to a loss of $6.4 million in the second quarter of 2000.

     Pro forma EBITDA

  EBITDA decreased from $3.9 million in the second quarter of 1999 to $1.3 million in the second quarter of 2000. The decrease was primarily due to the restructuring charges recognized for Smart Planet, higher internet cash operating costs and lower print revenue partially offset by higher Internet revenue.




Comparison of pro forma six months ended June 30, 2000 and 1999


     Pro forma revenue, net

  Net revenue from the Internet segment increased 79.7% from $42.4 million in the first six months of 1999 to $76.2 million in the first six months of 2000. Revenue from advertising was 92.4% of net revenue for the first six months of 1999 compared to 96.2% for the first six months of 2000. Revenue from advertising increased 87.0% from $39.2 million in the first six months of 1999 to $73.3 million in the first six months of 2000. The increase in advertising revenue was attributed to an increase in both the number of advertisers and the average monthly revenue per advertiser. In addition, advertising revenue of $4.1 million was realized during the first six months of 2000 through an acceleration of deferred revenue as a result of the termination of a multi-year revenue-generating contract during the period. Subscription-based fees and services decreased by 9.4% from $3.2 million in the first six months of 1999 to $2.9 million in the first six months of 2000.

  Net revenue from the publishing segment decreased by 30.9% from $34.7 million in the first six months of 1999 to $24.0 million in the first six months of 2000. The decrease was primarily due to lower advertising, principally due to factors affecting the computer industry generally, including consolidation within the computer and Internet industries, margin pressure on computer equipment manufacturers and product delays.


  As a result of the foregoing, aggregate net revenue increased by 29.9% from $77.1 million in the first six months of 1999 to $100.2 million in the first six months of 2000.


     Pro forma cost of operations


           Pro forma production and content

  Production and content costs for the Internet segment increased from $16.3 million or 38.4% of net Internet revenue in the first six months of 1999 to $30.4 million or 39.9% of net Internet revenue in the first six months of 2000. The absolute dollar increase was primarily due to an increase in our pro forma revenue-based royalty charges to Ziff Davis Media (the purchaser of most of our print publishing business) due to higher revenue and to an increase in production costs to support higher user traffic levels and increased editorial costs associated with the launch of new content areas. The increase in Internet production and content costs as a percentage of Internet revenue was primarily due to increases in staffing and production related costs to support higher revenues.

  Production costs for the publishing segment decreased from $12.1 million in the first six months of 1999 to $8.8 million in the first six months of 2000. The decrease was primarily due to a decline in the number of advertising pages produced.

  As a result of the foregoing, aggregate production costs increased from $28.4 million in the first six months of 1999 to $39.2 million in the first six months of 2000.


          Pro forma selling, general and administrative expenses

  Selling, general and administrative expenses allocated to the Internet segment increased from $20.8 million or 49.1% of net Internet revenue in the first six months of 1999 to $44.4 million or 58.2% of net Internet revenue in the first six months of 2000. The absolute dollar increase was primarily due to increased personnel and services required to support the growth of ZDNet and increased advertising expenses as a result of ZDNet's $25 million consumer advertising campaign launched in December 1999. The increase in Internet selling, general and administrative expenses as a percentage of Internet revenue was primarily due to start-up expenses for Smart Planet.

  Selling, general and administrative expenses allocated to the publishing segment decreased from $15.3 million in the first six months of 1999 to $10.6 million in the first six months of 2000. The decrease was primarily due to a decline of $4.3 million in bad debt expense from higher than usual charges during the second quarter of 1999 of $4.8 million compared to $0.7 million in the second quarter of 2000.

  As a result of the foregoing, aggregate selling, general and administrative expenses increased from $36.2 million in the first six months of 1999 to $54.9 million in the first six months of 2000.


          Pro forma stock-based compensation

  We incurred compensation expense related to stock options on the Internet division granted during 1998 in anticipation of an initial public offering of ZDNet common stock where the exercise price was deemed to be below the market price on the date of grant. We recognized this cost on a straight-line basis over the vesting period of the underlying options.

  Stock-based compensation expense increased from $2.1 million in the first six months of 1999 to $3.0 million in the first six months of 2000

          Pro forma depreciation and amortization of property and equipment

  Total depreciation and amortization increased from $1.3 million in the first six months of 1999 to $1.7 million in the first six months of 2000. The increase was primarily due to additional depreciation on capital expenditures in the second half of 1999 and first half of 2000.

          Pro forma amortization of intangibles

  Amortization of intangibles increased from $8.5 million in the second quarter of 1999 to $10.3 million in the second quarter of 2000. The increase was primarily due to the purchase of FerretSoft, 3 D Files and other acquisitions during 1999 and 2000.

          Pro forma restructuring charges

  The restructuring charges of $5.5 million were recognized during second quarter 2000 in connection with the reorganization of Smart Planet. The costs primarily relate to severance and the termination of contracts and obligations. There were no restructuring charges recognized in 1999.





  Other pro forma non-operating income, net

  Other non-operating income, net primarily reflects our equity share in earnings and losses from joint ventures. This amount decreased from income of $0.5 million in the second quarter of 1999 to a loss of $0.5 million in the second quarter of 2000 due to increased income from ZDNet's joint ventures.

  Pro forma minority interest in losses of subsidiaries

  The minority interest of $0.1 million in the first six months of 1999 represented losses attributed to the holders of the minority interest in GameSpot. We acquired that minority interest in the second quarter of 1999 and, as a result, there was no minority interest in the first six months of 2000.

  Pro forma income taxes

  Income taxes decreased from a $3.5 million expense in the first six months of 1999 to a $3.6 million benefit in the first six months of 2000.

  Pro forma net loss

  As a result of the changes described above, net loss declined from $2.1 million in the first six months of 1999 to a loss of $11.4 million in the first six months of 2000.

  Pro forma EBITDA

  EBITDA decreased from $12.6 million in the first six months of 1999 to $0.03 million in the first six months of 2000. The decrease was primarily due to the reduction in publishing revenue, the restructuring charges recognized for Smart Planet, higher cash operating costs of the Internet segment and start-up costs of Smart Planet partially offset by higher internet revenue.





Liquidity and Capital Resources

  At June 30, 2000, our outstanding total debt was $150.5 million, which consisted of $150 million owed by our ZD Events subsidiary under an interim credit facility and $0.5 million in 8.5% Senior Subordinated Notes due 2008. We expect to repay the interim credit facility in full out of proceeds from the recapitalization of our events business referred to below.

  Cash and equivalents increased from $10.2 million at December 31, 2000 to $63.6 million at June 30, 2000. This increase was due to the following items of cash flow:

  Cash used by operations was $35.9 million for the six months ended June 30, 2000. This compared to cash provided of $32.5 million for the six months ended June 30, 1999. The decrease was due primarily to the sale of most of our publishing business that closed in April 2000.

  Cash provided from investing for the six months ended June 30, 2000 was $1.0 billion. This compared to cash used of $73.1 million for the six months ended June 30, 1999. In January 2000, we received $204.5 million from the sale of our television business and an additional $6.2 million related to purchase price adjustments from the sale of our market intelligence business. In February 2000, we received $172.0 million from the sale of our education business. In April 2000, we received $780.0 million from the sale of most of our print publishing business. These cash inflows were partially offset by approximately $23.8 million in cash we spent in connection with a variety of acquisitions and investments described in Note 3 (Acquisitions and Dispositions) and Note 4 (Investments) to our unaudited consolidated financial statements appearing earlier in this Form 10-Q.

  Cash used in financing for the six months ended June 30, 2000 was $1.0 billion, as we applied the proceeds from the sale of various businesses to repay debt. This compared to $40.7 million provided from financing for the six months ended June 30, 1999.



  We expect to spin-off Key3Media Group and pay a $2.50 per share cash dividend on August 18, 2000 to the holders of ZD common stock of record on August 14, 2000. We plan to fund the cash dividend from $275 million in cash we expect to receive from Key3Media Group, which Key3Media Group plans to raise as part of a recapitalization of the events business. The spin-off and cash dividend are subject to the closing of various financing arrangements, which in turn are subject to customary closing conditions. These transactions are described in greater detail in Key3Media Group's Form S-1 which was declared effective on August 10, 2000 and which is incorporated herein by reference. After giving effect to these transactions, we expect to be left with $0.5 million of debt and approximately $22.2 million in cash and cash equivalents.

  We are currently in negotiations with a bank to provide approximately $16 million of additional working capital. We believe that our ability to generate cash, together with cash on hand and potentially available lines of credit, will be sufficient to fund anticipated capital expenditures and working capital requirements. However, actual capital expenditures may change, particularly as a result of any acquisitions we may pursue.

Seasonality

  Historically, our business has been seasonal as a significant portion of annual revenue has occurred in the second and fourth quarters.


Year 2000 Readiness Disclosure

  We completed our identification, remediation and testing of Year 2000 issues by the end of 1999 and we have not, to date, experienced any significant problems as a result of the Year 2000 transition. We incurred costs of approximately $14.3 million in 1999, of which approximately $7.3 million was capital in nature, to remediate Year 2000 issues.

Item 3.  Qualitative and Quantitative Disclosures About Market Risk.

  For information about interest rate swap agreements that were unwound in connection with the repayment of our credit facility in early April 2000, see our Form 10-Q for the quarter ended March 31, 2000.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.

  For an update on certain legal proceedings, see Note 5 (Commitments and Contingencies) to our unaudited consolidated financial statements appearing elsewhere in this Form 10-Q.


Item 2.  Changes in Securities and Use of Proceeds.

  In May 2000, we issued 418,849 shares of ZDNet common stock as part of the purchase price for our acquisition of the 3DFiles web site (380,772 shares) and as part of the purchase price for our acquisition of the assets of In Mind Communications, LLC related to the Search IQ web site (38,077 shares). In June, we issued 40,816 shares of ZDNET Common Stock as part of the purchase price for our acquisition of the assets of DataPower Technology Inc. related to Linux Hardware Devices.



  We
issued these shares pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

  The persons receiving those shares represented that, either alone or with their purchaser representative, they have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of their investment in Ziff-Davis and they have the capacity to protect their own interests. They have also represented that they are capable of bearing the economic risk of such investment until their shares are registered under the Securities Act or until an exemption from registration is available and that they purchased those shares for their own account for investment purposes and not with a view to distribution.


Item 3.  Defaults Upon Senior Securities.

  Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders.

  Not applicable.


Item 5.  Other Information.

  Not applicable.


Item 6.  Exhibits and Reports on Form 8-K.

  (a) Exhibits

  27.1  Financial Data Schedule (EDGAR filing only)

  (b) Reports on Form 8-K

  We filed a report on Form 8-K on April 14, 2000 to report the closing of the sale of most of our print publishing business. We filed an amendment to that report on April 19, 2000 which included pro forma financial information reflecting that sale. These were the only reports on Form 8-K that we filed during the second quarter of 2000.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                ZIFF-DAVIS INC.


                             By: /s/ Art Fatum
                                ----------------------------------
                                Art Fatum
                                Chief Financial Officer, ZDNet
                                (On behalf of the Registrant
                                      and as
                                Principal Financial Officer)

Date: August 14, 2000

                                 EXHIBIT INDEX

27.1  Financial Data Schedule (EDGAR filing only)